Form 10-Q
period 2008-09-30
OAKRIDGE INTERNATIONAL CORP
filed 2008-11-13
CIK 1439724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10 - Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission File Number: [ ]

(Exact Name of Registrant as Specified in Its Charter)

Nevada	-------------
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

Suite 1609, 16/F., Jie Yang Building, 271 Lockhart Road, Wanchai, Hong Kong	n/a
(Address of Principal Executive Offices)	(Zip Code)

(206) 424 7587
(Registrant's Telephone Number, Including Area Code)

Not Applicable
(Former Name, Former Address and Former
Fiscal Year if Changed Since Last Report)

Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ x ]   No[ ]

Indicate by check whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act. (check one)

Large Accelerated Filer [  ]    Accelerated Filer [  ]   Non-Accelerated Filer [  ]    Smaller Reporting Company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes[ x ]   No[ ]

The number of common equity shares outstanding as of October 31, 2008 was 5,260,000 shares of Common Stock, $0.001 par value.

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheet September 30, 2008 (Unaudited)	2

	Consolidated Statements of Operations Three Months ended September 30, 2008 and from October 31 2007 (Inception) to September 30, 2008 (Unaudited)	3

	Consolidated Statement of Stockholders' Equity From October 31, 2007 (Inception) to September 30, 2008 (Unaudited)	4

	Consolidated Statements of Cash Flows Three Months ended September 30, 2008 and from October 31, 2007 (Inception) to September 30, 2008 (Unaudited)	5

	Notes to Consolidated Financial Statements	6-13

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14-22

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	23

Item 4.	Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1	Legal Proceedings	24

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3	Defaults Upon Senior Securities	24

Item 4	Submission of Matters to a Vote of Security Holders	24

Item 5	Other Matters	24

Item 6.	Exhibits	24

SIGNATURES		25

PART I - FINANCIAL INFORMATION

OAKRIDGE INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED BALANCE SHEET AS AT SEPTEMBER 30, 2008 (UNAUDITED) (Stated in US Dollars)

	Note	September 30, 2008	June 30, 2008
ASSETS		(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents		$6,552	$6,733
Deposit on license technology		10,000	10,000
		--------------------	-------------------
Total assets		$16,552	$16,733
		============	===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued expenses		$5,800	$2,650
Other payable		125	125
Shareholder loan		8,000	8,000
		-------------------	-------------------
Total current liabilities		13,925	10,775
		-------------------	-------------------

Stockholders' equity:
Common stock, $0.001 par value, 75,000,000 shares authorized; 5,260,000 shares issued and outstanding	4	5,260	5,260
Additional paid up capital	4	6,840	6,840
Deficit accumulated during the development stage		(9,473)	(6,142)
		-------------------	-------------------
Total stockholders' equity		2,627	5,958
		-------------------	-------------------
Total liabilities and stockholders' equity		$16,552	$16,733
		============	===========

See accompanying notes to the consolidated financial statements

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATION
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND
FROM OCTOBER 31, 2007 (INCEPTION) TO SEPTEMBER 30, 2008
(UNAUDITED)
(Stated in US Dollars)

		For the Period
	For the Three	from October 31,
	Months Ended	2007 (Inception)
	September 30,	to September30,
	2008	2008
	----------------------	----------------------

Net revenues	$-	$-
Cost of revenues	-	-
	----------------------	----------------------
Gross profits	-	-

Other general and administrative expenses	3,131	9,073
	----------------------	----------------------
Loss from operations	(3,131)	(9,073)

Other expenses
Interests	200	400
	----------------------	----------------------
Net loss	$(3,331)	$(9,473)
	=============	=============

Weighted average basic and diluted shares outstanding	5,260,000	5,260,000
	=============	=============

Loss per share basic and diluted	$(0.00)	$(0.00)
	=============	=============

*Basic and diluted weighted average number of shares is the same since the Company does not have any dilutive securities

See accompanying notes to the consolidated financial statements

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM OCTOBER 31, 2007 (INCEPTION) TO SEPTEMBER 30, 2008
(UNAUDITED)
(Stated in US Dollars)

				Deficit
				accumulated
			Additional	during the	Total
	Common stock		paid-in	development	stockholders'
	Shares	Amount	capital	stage	equity

Balance at October 31, 2007	-	$-	$-	$-	$-
(inception)

Issuance of founder shares for
cash at $0.001 per share -
November 30, 2007	4,500,000	4,500	-	-	4,500

Sale of shares for cash at $0.01
per share March, 2008	760,000	760	6,840	-	7,600

Net loss	-	-	-	(6,142)	(6,142)
	----------------	----------------	----------------	----------------	---------------

Balance at June 30, 2008	5,260,000	5,260	6,840	(6,142)	5,958

Net loss	-	-	-	(3,331)	(3,331)
	----------------	----------------	----------------	----------------	---------------

Balance at September 30, 2008	5,260,000	$5,260	$6,840	$(9,473)	$2,627
	=========	=========	=========	=========	========

See accompanying notes to the consolidated financial statements

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND FROM OCTOBER 31, 2007 (INCEPTION) TO SEPTEMBER 30, 2008
(UNAUDITED)
(Stated in US Dollars)

		For the Period
	For the Three	from October 31, 2007
	Months Ended	(Inception) to
	September 30, 2008	September 30, 2008
	-----------------------	------------------------
Cash Flows from Operating Activities:
Net Loss	$(3,331)	$(9,473)

Adjustments to Reconcile Net Loss to Net Cash Used
in Operating Activities:
Changes in Assets and Liabilities:
Increase in Accrued Expenses	3,150	5,800
Increase in Other Payable	-	125
Deposit on License Technology	-	(10,000)
Shareholder loan	-	8,000
	-------------------	-------------------
Net Cash Used in Operating Activities	(181)	(5,548)
	-------------------	-------------------
Cash Flows from Investing Activities:	-	-
	-------------------	-------------------
Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock	-	12,100
	-------------------	-------------------
Net Cash Provided by Financing Activities	-	12,100
	-------------------	-------------------
Increase in Cash	(181)	6,552

Cash - Beginning of Period	6,733	-
	-------------------	-------------------
Cash - End of Period	$6,552	$6,552
	============	============

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$-	$-
	============	============
Income Taxes Paid	$-	$-
	============	============

See accompanying notes to the consolidated financial statements

OAKRIDGE INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED) (Stated in US Dollars)

1.	ORGANIZATION

Oakridge International Corporation (the "Company") is a Nevada corporation, incorporated on October 31, 2007. The Company is currently a development stage enterprise, as defined by Statement of Financial Accounting Standard ("SFAS") No. 7 "Accounting and Reporting for Enterprises in the Development Stage". The Company's office is located in Hong Kong, China and its principal business will include trading of Printed Circuit Boards ("PCB"), and the establishment of PCB recyclable operation in USA and in Asia.

As of March 25, 2008, the Company has commenced its operations in the PCB recycle business by entering into a contract to acquire the PCB recycle license technology and commenced the evaluation of such technology. See note 7 for details.

2.	UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not generated any revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations.

As of September 30, 2008, the Company has generated no revenue and has incurred an accumulated deficit since inception totaling $9,473 at September 30, 2008 and its current assets exceed its current liabilities by $2,627. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern.

The Company has filed an S-1 Registration Statement with the United States Securities and Exchange Commission to register 610,000 share of common stock for sale by certain selling shareholders at $0.02 per share for gross proceeds of $12,200. The Company will not receive any proceeds with respect to the resale of shares held by existing shareholders.

OAKRIDGE INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED) (Stated in US Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principals generally accepted in the United States of America and the rules of the U.S. Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the period ended June 30, 2008. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the period ended June 30, 2008 included in the Company Form 10-KSB filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations for the interim period presented have been included. Operating results for the interim period are not necessary indicative of the results that may be expected for the respective full year.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principals of Consolidation

The consolidated financial statements for the three months period ended September 30, 2008 include the financial statements of the Company and its wholly owned subsidiary Waytop Asia Pacific Limited. The results of subsidiary acquired or sold during the period are consolidated from their effective dates of acquisition or through their effective dates of disposition, respectively.

All significant inter-company transactions and balances have been eliminated on consolidation.

Name of Company	Place of incorporation	Attributable Interest

Waytop Asia Pacific Limited	Hong Kong	100%

OAKRIDGE INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED) (Stated in US Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (CONTINUED)

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", requires that the Company disclose estimated fair values of financial instruments. Unless otherwise indicated, the fair values of all reported assets and liabilities, which represent financial instruments, none of which are held for trading purposes, approximate are carrying values of such amounts.

Cash and Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.

OAKRIDGE INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED) (Stated in US Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (CONTINUED)

Income Tax

The Company accounts for income taxes under SFAS 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Foreign Currency Translation

The Company's functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52, "Foreign Currency Translation" using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Hong Kong dollars. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

OAKRIDGE INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED) (Stated in US Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (CONTINUED)

Stock-based compensation

SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations with proforma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and has adopted the disclosure only provisions of SFAS 123. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock. The Company has not issued any stock or share based payments since its inception.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". Valuation of shares for services is based on the estimated fair market value of the services performed.

Issuance of shares for service

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

Revenue Recognition

The Company recognizes its revenue in accordance with the Securities and Exchange Commissions ("SEC") Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB 104"). Revenue is recognized upon shipment, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer or services have been provided, fees are fixed or determinable and collection of the related receivable is reasonably assured. Revenue is recorded net of estimated product returns, which is based upon the Company's return policy, sales agreements, management estimates of potential future product returns related to current period revenue, current economic trends, changes in customer composition and historical experience.

OAKRIDGE INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED) (Stated in US Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (CONTINUED)

Recent Pronouncements

In February 2007, the Financial Accounting Standard Board ("FASB") issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities. The requirements of SFAS 159 are effective for our fiscal year beginning on January 1, 2008. The Company does not anticipate that the adoption of this standard will have a material impact on these consolidated financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 ("SAB 110"). SAB 110 permits companies to continue to use the simplified method, under certain circumstances, in estimating the expected term of "plain vanilla" options beyond December 31, 2007. SAB 110 updates guidance provided in SAB 107 that previously stated that the Staff would not expect a company to use the simplified method for share option grants after December 31, 2007. Adoption of SAB 110 is not expected to have a material impact on the Company's consolidated financial statements.

In December 2007, the Financial Accounting Standards Board issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51". SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS 160 on its consolidated financial statements but does not expect it to have a material effect.

OAKRIDGE INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED) (Stated in US Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (CONTINUED)

Recent Pronouncements (continued)

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 141(R), "Business Combinations". SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, an any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS 141(R) on its consolidated financial statements but does not expect it to have a material effect.

In March 2008, the Financial Accounting Standards Board issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities." The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS No. 161 is not expected to have a material effect on our consolidated financial position, results of operation or cash flows.

4.	COMMON STOCK

On November 30, 2007, the Company issued 4,500,000 shares of the Company at $0.001 per share for cash proceeds of $4,500, of which 4,000,000 shares were issued to the President of the Company for $4,000.

During the period from March 11 to 18, 2008, the Company issued 760,000 shares of the Company at $0.01 per share for cash proceeds of $7,600.

5.	RELATED COMPANY TRANSACTIONS

During the period ended June 30, 2008 the Director subscribed for 4,000,000 shares in the Company at $0.001 per share for a total amount of $4,000.

On March 31, 2008, the President and major shareholder of the Company loaned $8,000 to the Company for working capital. The loan is unsecured, payable on March 31, 2009 and bears interests at 10% per annum.

6.	INCOME TAXES

No provision was made for income tax for the period from October 31, 2007 (Inception) to September 30, 2008 as the Company and its subsidiary had operating losses. In the period ended September 30, 2008, the Company and its subsidiary incurred net operating losses for tax purposes of approximately $5,536 and $3,937, respectively. Total net operating losses carried forward at September 30, 2008, (i) for Federal and State purposes were $5,536 and $5,536, respectively and (ii) for its entities outside of the United States were $3,937 for the period ended September 30, 2008. The net operating loss carry-forward may be used to reduce taxable income through the year 2026. The availability of the Company's net operating loss carry-forwards is subject to limitation if there is a 50% or more change in the ownership of the Company's stock.

There was no significant difference between reportable income tax and statutory income tax. The gross deferred tax asset balance as of September 30, 2008 was approximately $1,519 of which $830 was for US federal income tax and $689 was for Hong Kong income tax. A 100% valuation allowance has been established against the deferred tax asset, as the utilization of the loss carry-forwards cannot reasonably be assured.

As reconciliation between the income taxes computed at the United States and Hong Kong statutory rate and the Group's provision for income taxes is as follows:

September 30
2008
$
United States federal income tax rate	15%
Valuation allowance-US federal income tax	(15%)
----------------
Provision for income tax	-
=========

Hong Kong statutory rate	17.5%
Valuation allowance Hong Kong Rate	(17.5%)
----------------
Provision for income tax	-
=========

7.	COMMITMENT AND CONTINGENECY

On March 25, 2008, the Company entered into an agreement to evaluate a Recyclable Process for the U.S.A. market. An initial refundable $10,000 was paid and a further $40,000 is required to be paid for the technology license by September 30, 2008, provided that the Company has successfully evaluated the technology for the U.S.A. market.

Subsequently in September 30, 2008, the technology license agreement was extended by mutual consent for another six months to 31 March, 2009.

8.	SUBSEQUENT EVENT

On October 23, 2008, the Company issued a purchase order to buy 80 tons of scrap PCBs for about USD19,276 from waste trader.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Form 10-Q, references to the "Company," "we," "our," "us" or "Oakridge" refer to Oakridge International Corporation, unless the context otherwise indicates.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Critical Accounting Policy and Estimates

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended September 30, 2008.

Operation Overview

Business of the Issuer

Oakridge International Corporation is a recycled industrial waste resale company specializing in recovering resources and products from wasted printed circuit boards and other electronic products and components. We plan to trade in waste PCBs and then to build our own recycle plant in Hong Kong and then USA. Our main operations and services will include acquisition and trading of recyclable materials such as scrap PCBs (including scrap PCBs from PCB factories, recycled electronic goods, and electronic waste traders). After we have built up our recycle plant, we will then sell precious materials recovered from recycled industrial waste printed circuit boards ("PCB") to customers in USA and China. We believe our major customers, not yet identified, will be smelters and recycled material traders in USA and China. We believe the use of recycled material is both environmentally friendliness, and for many multinationals a key corporate responsibility to ensure electronic products are properly recycled, disposed and/or treated. We believe that today's PCB manufacturing industry does not only dealt with lowering production cost, but also environmental mediation cost.

We are a development stage company that has generated no revenues from operations since our incorporation on October 31, 2007. We have incurred losses since our inception, have no substantive operations and rely upon the sale of our securities and funds provided by management to cover expenses. We currently have no employee other than our President who is also our only board member and one part time staff. In addition, our independent accountant has issued an opinion indicating that there is substantial doubt about our ability to continue as a going concern.

For the three months ended September 30, 2008, we have focused in researching opportunities for sale of recycled materials and performing due-diligence regarding potential sources for recyclable materials acquisition, we have been primarily engaged in business planning activities, including researching opportunities for sale of recycled material initially in China and USA, developing our economic models and financial forecasts, performing due-diligence regarding potential sources for recycled material acquisition, identifying technologies, potential customers, and raising capital. Through this process, we have signed an agreement to acquire the recyclable PCB technology which we are under process of performing our due diligence which we hope to complete by March 2009. In addition, we have identified a few suppliers of the scrap PCB and PCB plants which we plan to commence supplying to a recycle plant by the end of 2008. Furthermore on October 23, 2008 the Company issued a purchase order to buy 80 tons of scrap PCBs for about USD19,276 from a waste trader, and this purchase is expected to be completed in November 2008.

Our Plans

To implement our business plan, we will need to secure and negotiate acquisition contracts with acceptable terms for:

•	Sources of scrap PCBs from factories and recycled vendors
•	Distribute our recovered precious metals to customers
•	Build recycle plant, subject to availability of funds
•	Technology transfer for PCB recycle process

Products and Services

We will sell and trade in wasted electronics products specializing in printed circuit boards. Upon the PCB recycle plant is built we will be able to discover all the metallic elements on a printed circuit board such as the copper (and any nickel) tin and lead from the solder. There may also be smaller quantities of precious metals, such as gold, palladium and silver. We will sell such precious metals to smelters. However we need to ensure that the cost of extraction is less than the resale value of the minerals recovered in the recycling process.

The normal process for recycling a board starts from disassembly and component recycling where possible. Certainly any hazardous components need to be removed and isolated before the board is shredded and granulated by machine, separating metals from the plastic and fibers that constitute the majority of the board. Metals can then be recovered by a variety of separation processes and passed to refiners, and the plastic and fiber residue can be used in several industries to enhance products. In plastic lumber, it gives strength to the "wood"; in concrete, it adds strength, makes the concrete lighter, and provides an insulation value ten times more than that of standard concrete. It is also being used in the composite industry as filler in resins to make everything from furniture to wall sidings. This composite product gives the appearance of marble and granite.

Sales, Marketing and Distribution

Our marketing efforts will be a vital part of our operation. We will market to recycle plants and smelters of our waste PCB and the recovered precious metals from the recycle process. We plan to allocate a significant portion of our operating budget to this marketing effort that may include hiring industry experts and consultants, and marketing personnel, advertising in trade magazines and publications.

Strategic Relationship

We have no strategic partners and will seek to enter into alliances with technology partners and or other PCB recyclers to increase the possibility of our success in the PCB recycle industry. We cannot promise that these efforts will be successful.

Recycle Technology

Our plan is to build up a PCB recycle plant in Asia and USA to handle the increase in PCB and electronic waste. We plan to explore a PCB recycle process where we recycle scrap PCBs in an efficient and environmentally friendly process. The technology involves special crushing of scrap PCBs, followed by separation of the metallic and non-metallic materials with an electric field. The technique has advantages over other methods proposed for recycling PCBs since it does not involve any secondary pollutant harmful to the environment. The Company is now identifying these technologies with the intent to acquire such technology through cooperation or outright technology purchase.

In March 2008, we have signed a Technology License Agreement for PCB Recycle process paying an initial refundable deposit of US$10,000. Under the agreement, the Company will be able to license the technology for recycle PCB's in the USA. The Company will be required to pay a further US$40,000 for the Technology License by September 30, 2008, after which all funds will become non-refundable. We currently have no sources of financing for implementation of our business plan identified.

At the end of September 2008, the Technology License Agreement was extended by mutual consent for another six months until March 31, 2009 in order for the Company to complete its evaluation.

Suppliers

We will utilize our contacts in the industry to contact PCB manufacturing plants and electronic waste traders to provide us with steady supply of PCBs for our recycle plant. We may also work with local environmental groups to collect electronic products.

Market

As the world continues to adopt a more digitalized world, there is a discerning effect of obsolete personal computers, old cell phones and other wasteful electrical and electronic equipment that needs to be dealt with each year. The e-waste involves in all cases Printed Circuit Boards which are difficult to scrap as waste due to the raw material components.

Printed Circuit Boards ("PCBs") are self-contained modules of interconnected electronic components formed by a thin layer of conducting materials deposited or "printed" on the surface of insulated boards. They contain materials potentially toxic if released to the environment. However, PCBs are also a rich potential source of valuable metals and other materials that could be recovered and reused. The purity of precious metals in PCBs is more than 10 times higher than that of rich-content minerals. Therefore recycling of PCBs is an important process, not only in the treatment of waste but also in the recovery of valuable materials. Chemicals and mechanical methods are two traditional recycle processes for waste PCBs. However the prospect of chemical method will be limited since the emission of toxic liquid or gas brings secondary pollution to the environment during the process. Mechanical process, such as shape separation, jigging, density-based separation, and electrostatic separation have, been widely utilized in the recycling industry. This process is more environmentally friendliness.

Competition

Around the world, obsolete electrical/ electronic equipment is discarded with domestic refuse, deposited in landfills, or incinerated without any pre-treatment. Included in that waste is equipment used in the data-processing or entertainment industry, 30% of which may be printed circuit boards. These boards are composed of isolated and integrated units and their scrap contains copper, lead, zinc, and tin, as well as the precious metals gold, silver, and platinum. The recovery of these metals and treating this waste, especially PCBs in the past, has involved the process of hydrometallurgical and thermal process which creates secondary pollution that is harmful to the environment. The intended process we plan to implement does not create secondary pollution and thus is a much environmental friendly process.

The markets for our products and services are competitive, and we face competition from a number of sources. Many of our competitors have substantially greater resources than us. Those resources may include greater name recognition; larger product lines; complementary lines of business; and greater financial, marketing, information systems, and other resources. We can give no assurance that competitive pressures will not materially and adversely affect the Company's business, financial condition, and results of operations.

We believe we will be able to compete effectively with the competitors because (1) we are native in the Chinese market, we know how to deal with the local markets there; (2) We know many local buyers who want to cooperate with us so as to create win-win solution for cross border business operations; (3) we intend to build our own recycle plant once we raise the capital, and this would allow us to penetrate the recycle PCB market in Asia first and then to USA.

Twelve Months Operating Plan

Over the next twelve months, our operating plan, subject to available resources, will be focused on four main areas: financial, marketing, trading operations and pre-establishment of USA plant. Each of the four areas will be developed on its own path depending on the progress made and as well as the available finances being made available.

Financial

As indicated below in the budgeted expenditure, we will seek to raise US$315,000 for our planned works for the next twelve months. We expect that we shall be able to attract investors if our shares are saleable on a recognized exchange, such as the Over-the-counter Bulletin Board, however such funding may or may not be successful depending on whether we can be successfully to be quoted/listed on a recognized stock exchange. However the management will endeavor to seek strategic investors and partners to execute the operational plan as set out in this section.

Marketing

We plan to contact the PCB manufactures, scrap dealers, recycle dealers, local and state governments and environmental groups in Asia and USA from our offices in Hong Kong and Oakland, respectively on our PCB Recycle Technology. Our purpose is to market our recycle business to these groups as follows:

We plan to contact PCB manufactures, scrap dealers and recycle dealers in the State of California and nearby states on acquiring and handling their corresponding PCB waste disposal. Their current PCB disposal method are incineration or landfill (where permitted in small quantities) and that creates secondary pollution or environmental problems. We will introduce our recycle process as environmental friendly and our advantage of minimal secondary pollution.

Local and State Government We plan to work with the state and local government in California to promote our PCB recycle technology and its benefit to protect the environment. As computer and digital technology evolves, computer and digital equipment and devices is retired at an alarming rate. The EPA has estimated that in 2004 more than 315 million computers will become obsolete throughout the United States. It is also estimated that over three quarters of all computer equipment ever purchased in the US is now being stored in office closets, basements, garages, and storage units throughout the country. The government will be concerned with the avalanche of old electronic equipment that will be destined to be disposed, and end up in landfills or incineration which is not only wasting valuable resources but also releases potentially hazardous materials into the environment via leachate and toxic air emissions. We would approach socially conscious and progressive city like San Francisco to promote our method of environmentally friendly recycling of PCBs.

Hong Kong Trading and Recycle Operation

Initially, we will commence trading with the recycle plant in Hong Kong by sourcing and providing them with the scrap PCBs. We plan to source our product from PCB manufacturing plants in the Guangdong Province, where there are abundant electronics manufacturing facilities. We will source scrap PCBs from PCB factories and scrap dealers. We expect that we will be able to finance the trading activity from a combination of deposits from our customers, vendor financing and through shareholder loans. On October 23, 2008 the Company issued a purchase order to buy 80 tons of scrap PCBs for about USD19,276 from a waste trader, and this purchase is expected to be completed in November 2008. We expect that such trading activity shall steady grow in the coming year.

We are now also in discussion to work with a PCB Recycle plant in Hong Kong on a subcontracting arrangement. If we succeeded we could start our business operations immediately and minimize our investment cost for the Hong Kong plant. We are in discussion with the plant to process approximately 20 tons of scrap per month with a value of about USD20,000. We would pay for the processing fee and labour for a contract period of not less than one year. Alternatively, we are also exploring setting up our own manufacturing lines if the subcontracting arrangement is not successful.

Pre-establishment of USA Plant

We have identified the Central Valley in California such as Fresno as the possible location for our plant due to its proximity to electronics manufactures. In California there are over 30 PCB manufacturers and hundreds of electronics manufacturers and service providers. This would enable many of these factories to cost effectively to ship their scrap PCBs to our proposed collecting location.

We plan to set up a 30,000 square feet recycle factory and a warehouse/storage area of about 50,000 square feet. We plan to hire about 20-30 staff (some technicians and workers) to operate the plant. The plant will require a construction time of about 6-8 months, with technical assistance from our China equipment suppliers. Additional 6 months will be required for logistic and infrastructure support, and customer acquisition prior to final commercial operation stage. In short, we anticipate a 12 to 14 months time frame to build our PCB Recycle Plant in USA for commercial operation.

Regulations

The electronics waste recycle industry has been subject to extensive regulations to meet environmental standards. In Hong Kong, we will need to receive permission to import and export of hazardous or non-recyclable waste from the Hong Kong Environmental Protection Department ("EPD"). The Company will acquire the necessary permission from the EPD prior to the importation of the PCBs. In the USA, the recycle process requires the approval of the Environmental Protection Agency ("EPA") which has strict guidelines for dealing with electronic waste. Prior to setting up any recycle plant in the USA, we will need to apply for approval from the EPA in establishment of our plant.

Research and Development

Since incorporation, the Company has not embarked on any research and development program and has not incurred or expected to incur any such costs.

Costs and Effects of Compliance with Environmental Laws

There will be no additional costs and effects of compliance with environmental laws in respect of the current operation of trading in scrap PCBs as we will ensure that the contracting parties are all approved by the local government authorities. In future when we commence our PCB recycle factory operation, we will evaluate the costs and effects of compliance with environmental laws which may be substantial, given that we will handle and recycle scrap PCBs. We will work closely with the local government environmental agencies to comply with all the local environmental laws and regulations.

Employees

We currently have no other employees other than Mr. Ku. In his capacity as our President, Mr. Ku currently devotes approximately 20% of his time to our business and anticipates that after the next 12 months he will increase his commitment to spending approximately 50% of his time working on our business. Our President Mr. Ku may not be able to devote the time necessary to our business to assure successful implementation of our business plan. Subject to financing, in the next 12 months, we plan to hire consultants in Hong Kong and in California to undertake and implement the operational plans.

Results of Operations

FOR THE THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2008 AND FOR THE PERIOD FROM OCTOBER 31, 2007 (INCEPTION) TO SEPTEMBER 30, 2008

We have earned no revenues from our incorporation on October 31, 2007 to September 30, 2008. We do not anticipate earning any significant revenues from operations until we establish business relationship with buyers in China who commit to buy products from us and that we can successfully sources those products from our suppliers in Asia and the United States, of which there is no guarantee.

For the three months ended September 30, 2008, we incurred general and administrative expenses of $3,131 and an interest expense of $200. The general and administrative expenses were related to business development and setup of operation costs.

From our inception on October 31, 2007 to September 30, 2008, we incurred general and administrative expenses of $9,073 and an interest expense of $400. The general and administrative expenses were related to business development, setup of operation costs and incorporation of the Company.

We have not attained profitable operations and are dependent upon obtaining financing to complete our business plan. Our independent auditors have indicated in their audit report for the period ended at June 30, 2008 that there is substantial doubt about our ability to continue as a going concern over the next twelve months. Our poor financial condition could inhibit our ability to achieve our business plan and therefore an investor cannot determine if we will ever become profitable.

Liquidity and Capital Resources

We do not have sufficient resources to effectuate our business. As of September 30, 2008, we had $6,552 in cash. We budgeted to incur about $315,000 in expenditure during the next twelve months of operations subject to available resources.

Activities	Amount
----------------------	----------
Corporate / travel	$20,000
Office rent	10,000
Marketing	20,000
Technology transfer	40,000
Purchase / trading activity	100,000
Plant construction / preparation	100,000
Legal, accounting and administration	25,000
----------
TOTAL	$315,000
======

We may have to raise funds to pay for our expenses. We may have to borrow money from shareholders or issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds for our operations will have a severe negative impact on our ability to remain a viable company.

Going Concern Consideration

The Company is a development stage company and has commenced the principal operations. The Company had earned no revenue and incurred a net loss of $3,331 for the three months ended September 30, 2008 and an accumulated net loss of $9,473 for the period from October 31, 2007 (inception) to September 30, 2008. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in emerging markets and the competitive environment in which the Company operates. The Company is pursuing financing for its operations. In addition the Company has commence operations to earn revenues. Failure to secure such financing, to raise additional equity capital and to earn revenue may result in the Company depleting its available funds and not being able to pay its obligations. These consolidated financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amount sand classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Quantitative and Qualitative Disclosures about Market Risk:

The Company is exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company also has not entered into financial instruments to manage and reduce the impact of changes in interest rates and foreign currency exchange rates, although we may enter into such transactions in the future.

Off-Balance Sheet Arrangements:

The Company has no off-balance sheet obligations or guarantees and has not historically used special purpose entities for any transactions.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive and financial officer have reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive and financial officers.

Changes in Internal Controls over Financial Reporting:

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company's property is not the subject of any pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended September 30, 2008.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

31.1	Rule 13a-14(a)/15d14(a) Certification of Sau Shan KU (Attached Hereto)

31.2	Rule 13a-14(a)/15d14(a) Certification of Sau Shan KU (Attached Hereto)

32.1	Section 1350 Certifications (Attached Hereto)

1	Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on July 14, 2008

SIGNATURES

In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 13, 2008

OAKRIDGE INTERNATIONAL CORPORATION

By:	/s/ Sau Shan Ku
Name:	Sau Shan Ku
Title:	President, Treasurer, Secretary, and Director
(Principal Executive, Financial and
Accounting Officer)

EXHIBIT 31.1

Rule 13a-14(a)/15d-14(a)

Certification of Chief Executive Officer and Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Securities and Exchange Commission Release 34-46427

I, Sau Shan KU, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Oakridge International Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant 's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

Disclosed in this report any change in the registrant 's internal control over financial reporting that occurred during the registrant 's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting.

5. I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant 's internal control over financial reporting.
Dated: November 13, 2008 /s/ Sau Shan KU Sau Shan KU (Chief Financial Officer and Chief Executive Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Oakridge International Corporation a Nevada corporation (the "Company") on Form 10-Q for the three months period ending September 30, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Sau Shan Ku, Chief Executive Officer and Chief Financial Officer of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

A signed original of this written statement required by Section 906 has been provided to Oakridge International Corporation, and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Dated: November 13, 2008 /s/ Sau Shan KU Sau Shan KU (Chief Financial Officer and Chief Executive Officer)