Form 10-Q
period 2008-12-31
OAKRIDGE INTERNATIONAL CORP
filed 2009-02-17
CIK 1439724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10 - Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from [ ] to [ ]

Commission File Number: [ ]

(Exact Name of Registrant as Specified in Its Charter)

Nevada	-------------
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

Suite 1609, 16/F., Jie Yang Building, 271 Lockhart Road, Wanchai, Hong Kong	n/a
(Address of Principal Executive Offices)	(Zip Code)

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

Yes [ x ] No [ ]

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

Yes [ x ] No [ ]

The number of common equity shares outstanding as of January 31, 2009 was 5,260,000 shares of Common Stock, $0.001 par value.

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheet - December 31, 2008 (Unaudited)	2

	Consolidated Statements of Operations - Three Months and Six Months ended December 31, 2008 and from October 31 2007 (Inception) to December 31, 2008 (Unaudited)	3

	Consolidated Statement of Stockholders' Equity / (Deficit) - From October 31, 2007 (Inception) to December 31, 2008 (Unaudited)	4

	Consolidated Statements of Cash Flows - Six Months ended December 31, 2008 and from October 31, 2007 (Inception) to December 31, 2008 (Unaudited)	5

	Notes to Consolidated Financial Statements	6-14

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15-23

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	24

Item 4	Controls and Procedures	24
.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Submission of Matters to a Vote of Security Holders	25

Item 5.	Other Matters	25

Item 6.	Exhibits	25

SIGNATURES		26

PART I - FINANCIAL INFORMATION

OAKRIDGE INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED BALANCE SHEET AS AT DECEMBER 31, 2008 (UNAUDITED) (Stated in US Dollars)

	Note	December 31, 2008	June 30, 2008
		(Unaudited)	(Audited)
ASSETS
Current assets:

Cash and cash equivalents
		$705	$6,733
Deposit on license technology
		10,000	10,000
Account receivable
		4,885	-
		--------------------	-------------------
Total assets
		$15,590	$16,733
		============	===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued expenses
		$4,350	$2,650
Other payable
		3,378	125
Amount due to a director
		600	-
Shareholder loan
		8,000	8,000
		-------------------	-------------------
Total current liabilities		16,328	10,775
		-------------------	-------------------

Stockholders' equity:

Common stock, $0.001 par value, 75,000,000 shares authorized; 5,260,000 shares issued and outstanding
	4	5,260	5,260
Additional paid up capital
	4	6,840	6,840
Deficit accumulated during the development stage
		(12,838)	(6,142)
		-------------------	-------------------
Total stockholders' (deficit) / equity		(738)	5,958
		-------------------	-------------------
		$15,590	$16,733
Total liabilities and stockholders' equity		============	===========

See accompanying notes to the consolidated financial statements

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2008 AND FROM OCTOBER 31, 2007 (INCEPTION) TO DECEMBER 31, 2008
(UNAUDITED)
(Stated in US Dollars)
			For the Period
	For the Three	For the Six	from October 31,
	Months Ended	Months Ended	2007 (Inception)
	December 31,	December 31,	to December 31,
	2008	2008	2008
	----------------------	----------------------	----------------------

Net revenues	$11,295	$11,295	$11,295
Cost of revenues	10,821	10,821	10,821
	----------------------	----------------------	----------------------
Gross profits	474	474	474

Other general and administrative expenses	3,639	6,770	12,712
	----------------------	----------------------	----------------------
Loss from operations	(3,165)	(6,296)	(12,238)

Other expenses
Interests	200	400	600
	----------------------	----------------------	----------------------
Net loss	$(3,365)	$(6,696)	$(12,838)
	=============	=============	=============

Weighted average basic and diluted shares outstanding	5,260,000	5,260,000	4,701,780
	=============	=============	=============

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)
	=============	=============	=============

*Basic and diluted weighted average number of shares is the same since the Company does not have any dilutive securities

See accompanying notes to the consolidated financial statements

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY /(DEFICIT)
FOR THE PERIOD FROM OCTOBER 31, 2007 (INCEPTION) TO DECEMBER 31, 2008
(UNAUDITED)
(Stated in US Dollars)
				Deficit
				accumulated
	Common stock		Additional	during the	Total
	-------------------------		paid-in	development	stockholders'
	Shares	Amount	capital	stage	equity /(deficit)
	----------------	----------------	----------------	----------------	---------------
Balance at October 31, 2007	-	$-	$-	$-	$-
(inception)

Issuance of founder shares for
cash at $0.001 per share -
November 30, 2007	4,500,000	4,500	-	-	4,500

Sale of shares for cash at $0.01
per share - March, 2008	760,000	760	6,840	-	7,600

Net loss	-	-	-	(6,142)	(6,142)
	----------------	----------------	----------------	----------------	---------------

Balance at June 30, 2008	5,260,000	5,260	6,840	(6,142)	5,958

Net loss	-	-	-	(3,331)	(3,331)
	----------------	----------------	----------------	----------------	---------------

Balance at September 30, 2008	5,260,000	5,260	6,840	(9,473)	2,627

Net loss	-	-	-	(3,365)	(3,365)
	----------------	----------------	----------------	----------------	---------------

Balance at December 31, 2008	5,260,000	$5,260	$6,840	$(12,838)	$(738)
	=========	=========	=========	=========	========

See accompanying notes to the consolidated financial statements

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2008 AND FROM OCTOBER 31, 2007 (INCEPTION) TO DECEMBER 31, 2008
(UNAUDITED)
(Stated in US Dollars)
		For the Period
	For the Six	from October 31, 2007
	Months Ended	(Inception) to
	December 31, 2008	December 31, 2008
	-----------------------	------------------------
Cash Flows from Operating Activities:
Net Loss	$(6,696)	$(12,838)

Adjustments to Reconcile Net Loss to Net Cash Used
in Operating Activities:
Changes in Assets and Liabilities:
Increase in Accrued Expenses	1,700	4,350
Increase in Other Payable	3,253	3,378
Amount due to a Director	600	600
Increase in Account Receivable	(4,885)	(4,885)
Deposit on License Technology	-	(10,000)
Shareholder Loan	-	8,000
	-------------------	-------------------
Net Cash Used in Operating Activities	(6,028)	(11,395)
	-------------------	-------------------
Cash Flows from Investing Activities:	-	-
	-------------------	-------------------
Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock	-	12,100
	-------------------	-------------------
Net Cash Provided by Financing Activities	-	12,100
	-------------------	-------------------
(Decrease) / Increase in Cash	(6,028)	705

Cash - Beginning of Period	6,733	-
	-------------------	-------------------
Cash - End of Period	$705	$705
	============	============

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$400	$600
	============	============
Income Taxes Paid	$-	$-
	============	============

See accompanying notes to the consolidated financial statements

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2008
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

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has generated modest revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations.

As of December 31, 2008, the Company has generated modest revenue of $11,295 and has incurred an accumulated deficit since inception totaling $12,838 at December 31, 2008 and its current liabilities exceed its current assets by $738. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern.

The Company has filed an S-1 Registration Statement with the United States Securities and Exchange Commission to register 610,000 share of common stock for sale by certain selling shareholders at $0.02 per share for gross proceeds of $12,200. The Company will not receive any proceeds with respect to the resale of shares held by existing shareholders. This Registration Statement became effective on February 11, 2009.

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2008
(UNAUDITED)
(Stated in US Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS
Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principals generally accepted in the United States of America and the rules of the U.S. Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the period ended June 30, 2008. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the period ended June 30, 2008 included in the Company Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations for the interim period presented have been included. Operating results for the interim period are not necessary indicative of the results that may be expected for the respective full year.

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

Principals of Consolidation

The consolidated financial statements for the three months and six months period ended December 31, 2008 include the financial statements of the Company and its wholly owned subsidiary Waytop Asia Pacific Limited. The results of subsidiary acquired or sold during the period are consolidated from their effective dates of acquisition or through their effective dates of disposition, respectively.

All significant inter-company transactions and balances have been eliminated on consolidation.
	Place of	Attributable
Name of Company	incorporation	Interest

Waytop Asia Pacific Limited	Hong Kong	100%

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2008
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
FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2008
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
FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2008
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
FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2008
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
FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2008
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
As of December 31, 2008, the Company has 75,000,000 shares authorized and 5,260,000 shares issued and outstanding. There were no shares issued during the three months ended December 31, 2008.
5.	RELATED COMPANY TRANSACTIONS
During the period from October 31, 2007 (inception) to December 31, 2008 the Director subscribed for 4,000,000 shares in the Company at $0.001 per share for a total amount of $4,000.

On March 31, 2008, the President and major shareholder of the Company loaned $8,000 to the Company for working capital. The loan is unsecured, payable on March 31, 2009 and bears interests at 10% per annum.

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2008
(UNAUDITED)
(Stated in US Dollars)

6.	INCOME TAXES

No provision was made for income tax for the period from October 31, 2007 (Inception) to December 31, 2008 as the Company and its subsidiary had operating losses. In the period ended December 31, 2008, the Company and its subsidiary incurred net operating losses for tax purposes of approximately $6,111 and $6,727, respectively. Total net operating losses carried forward at December 31, 2008, (i) for Federal and State purposes were $6,111 and $6,111, respectively and (ii) for its entities outside of the United States were $6,727 for the period ended December 31, 2008. The net operating loss carry-forward may be used to reduce taxable income through the year 2026. The availability of the Company's net operating loss carry-forwards is subject to limitation if there is a 50% or more change in the ownership of the Company's stock.

There was no significant difference between reportable income tax and statutory income tax. The gross deferred tax asset balance as of September 30, 2008 was approximately $2,094 of which $916 was for US federal income tax and $1,178 was for Hong Kong income tax. A 100% valuation allowance has been established against the deferred tax asset, as the utilization of the loss carry-forwards cannot reasonably be assured.

As reconciliation between the income taxes computed at the United States and Hong Kong statutory rate and the Group's provision for income taxes is as follows:

December 31, 2008
$
United States federal income tax rate	15%
Valuation allowance - US federal income tax	(15%)
-----------------------
Provision for income tax	-
============
Hong Kong statutory rate	17.5%
-----------------------
Valuation allowance - Hong Kong Rate	(17.5%)
Provision for income tax	-
============

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2008
(UNAUDITED)
(Stated in US Dollars)

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
Forward - Looking Statements

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

Critical Accounting Policy and Estimates

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended December 31, 2008.

Operation Overview

Business of the Issuer

Oakridge International Corporation is a recycled industrial waste resale company specializing in recovering resources and products from wasted printed circuit boards and other electronic products and components. We plan to trade in waste PCBs and then to build our own recycle plant in Hong Kong and then USA. Our main operations and services will include acquisition and trading of recyclable materials such as scrap PCBs (including scrap PCBs from PCB factories, recycled electronic goods, and electronic waste traders). After we have built up our recycle plant, we will then sell precious materials recovered from recycled industrial waste printed circuit boards ("PCB") to customers in USA and China. We believe our major customers will be smelters and recycled material traders in USA and China. We believe the use of recycled material is both environmentally friendly, and for many multinationals a key corporate responsibility to ensure electronic products are properly recycled, disposed and/or treated.

We are a development stage company that has generated modest revenues of $11,295 from operations since our incorporation on October 31, 2007 to December 31, 2008. We have incurred losses since our inception.

For the six months ended December 31, 2008, we have focused in researching opportunities for sale of recycled materials and performing due-diligence regarding potential sources for recyclable materials acquisition. During the period, we are under process of performing our due diligence which we hope to complete by March 2009. In addition, we have identified a few suppliers of the scrap PCB and the location of PCB plants. In November 2008, we have sold 36 tons of scrap PCBs for a selling price of $11,295.

Summary of Our Plans

To implement our business plan, we will need to secure and negotiate acquisition contracts with acceptable terms for:
*	Sources of scrap PCBs from factories and recycled vendors
*	Distribute our recovered precious metals to customers
*	Build recycle plant, subject to availability of funds
*	Technology transfer for PCB recycle process
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

Printed Circuit Boards ("PCBs") are self-contained modules of interconnected electronic components formed by a thin layer of conducting materials deposited or "printed" on the surface of insulated boards. They contain materials potentially toxic if released to the environment. However, PCBs are also a rich potential source of valuable metals and other materials that could be recovered and reused. The purity of precious metals in PCBs is more than 10 times higher than that of rich-content minerals. Therefore recycling of PCBs is an important process, not only in the treatment of waste but also in the recovery of valuable materials. Chemicals and mechanical methods are two traditional recycle processes for waste PCBs. However the prospect of chemical method will be limited since the emission of toxic liquid or gas brings secondary pollution to the environment during the process. Mechanical processes, such as shape separation, jigging, density-based separation, and electrostatic separation have been widely utilized in the recycling industry. This process is more environmentally friendliness.

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

Financial

As indicated below in the budgeted expenditure, we will seek to raise US$315,000 for our planned works for the next twelve months. We expect that we shall be able to attract investors if our shares are saleable on a recognized exchange, such as the Over-the-counter Bulletin Board; however such funding may or may not be successful depending on whether we can be successfully to be quoted/listed on a recognized stock exchange. However the management will endeavor to seek strategic investors and partners to execute the operational plan as set out in this section.

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

Local and State Government   - We plan to work with the state and local government in California to promote our PCB recycle technology and its benefit to protect the environment. As computer and digital technology evolves, computer and digital equipment and devices is retired at an alarming rate. The EPA has estimated that in 2004 more than 315 million computers will become obsolete throughout the United States. It is also estimated that over three quarters of all computer equipment ever purchased in the US is now being stored in office closets, basements, garages, and storage units throughout the country. The government will be concerned with the avalanche of old electronic equipment that will be destined to be disposed, and end up in landfills or incineration which is not only wasting valuable resources but also releases potentially hazardous materials into the environment via leachate and toxic air emissions. We would approach socially conscious and progressive city like San Francisco to promote our method of environmentally friendly recycling of PCBs.

Hong Kong Trading and Recycle Operation

Initially, we will commence trading with the recycle plant in Hong Kong by sourcing and providing them with the scrap PCBs. We plan to source our product from PCB manufacturing plants in the Guangdong Province, where there are abundant electronics manufacturing facilities. We will source scrap PCBs from PCB factories and scrap dealers. We expect that we will be able to finance the trading activity from a combination of deposits from our customers, vendor financing and through shareholder loans. In November 2008, we have sold 36 tons of scrap PCBs for a sales price of $11,295.

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

Employees

We currently have 2 part time staff including Mr. Ku. In his capacity as our President, Mr. Ku currently devotes approximately 20% of his time to our business and anticipates that after the next 12 months he will increase his commitment to spending approximately 50% of his time working on our business. Our President Mr. Ku may not be able to devote the time necessary to our business to assure successful implementation of our business plan. Subject to financing, in the next 12 months, we plan to hire consultants in Hong Kong and in California to undertake and implement the operational plans.

Results of Operations
FOR THE THREE MONTHS AND SIX MONTHS PERIOD ENDED DECEMBER 31, 2008 AND FOR THE PERIOD FROM OCTOBER 31, 2007 (INCEPTION) TO DECEMBER 31, 2008
REVENUES

The Company has realized revenue of $11,295 for the three months period ended December 31, 2008. The Company incurred a cost of revenue of $10,821, achieving a gross profit of $474 for the three months period ended December 31, 2008. We hope to generate additional revenue when we receive more contracts.

The Company has realized revenue of $11,295 for the six months period ended December 31, 2008. The Company incurred a cost of revenue of $10,821, achieving a gross profit of $474 for the six months period ended December 31, 2008.

For the period from October 31, 2007 (date of inception) to December 31, 2008, the Company realized revenue of $11,295, incurred a cost of revenue of $10,821 and achieved a gross profit of $474.

OPERATING EXPENSES

For the three months period ended December 31, 2008, our gross profit was $474 and our total operating expenses were $3,639, all of which were selling, general and administrative expenses. We also had $200 in interest expenses. Our net loss to our shareholders for the three months period ended December 31, 2008 was $3,365.

For the six months period ended December 31, 2008, our gross profit was $474 and our total operating expenses were $6,770, all of which were selling, general and administrative expenses. We also had $400 in interest expenses. Our net loss to our shareholders for the six months period ended December 31, 2008 was $6,696.

For the period from October 31, 2007 (date of inception) to December 31, 2008, the accumulated gross profit was $474, the total operating expenses was $12,712 which was all selling, general and administrative expenses and had $600 in interest expenses and resulting in an accumulated net loss to our shareholders of $12,838.

Liquidity and Capital Resources

We do not have sufficient resources to effectuate our business. As of December 31, 2008, we had $705 in cash. We budgeted to incur about $315,000 in expenditure during the next twelve months of operations subject to available resources.

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

Going Concern Consideration

The Company is a development stage company and has commenced the principal operations. The Company had modest revenue of $11,295 and incurred a net loss of $6,696 for the six months ended December 31, 2008 and an accumulated net loss of $12,838 for the period from October 31, 2007 (inception) to December 31, 2008. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in emerging markets and the competitive environment in which the Company operates. The Company is pursuing financing for its operations. In addition the Company has commenced operations to earn revenues. Failure to secure such financing, to raise additional equity capital and to earn revenue may result in the Company depleting its available funds and not being able to pay its obligations. These consolidated financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures:

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive and financial officer have reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(e) and 15d-14(e)) within the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive and financial officers.

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
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
There was no matter submitted to a vote of security holders during the fiscal quarter ended December 31, 2008.
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
Dated: February 17, 2009
OAKRIDGE INTERNATIONAL CORPORATION

By:	/s/ Sau Shan Ku
Name:	Sau Shan Ku
Title:	President, Treasurer, Secretary, and Director
(Principal Executive, Financial and
Accounting Officer)