Form 10-Q
period 2009-03-31
OAKRIDGE INTERNATIONAL CORP
filed 2009-05-11
CIK 1439724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10 - Q

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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

Yes [ x ]    No [ ]

The number of common equity shares outstanding as of April 30, 2009 was 5,260,000 shares of Common Stock, $0.001 par value.

INDEX

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheet -March 31, 2009 (Unaudited)	2
	Consolidated Statements of Operations -Three Months and Nine Months ended March 31, 2009 and from October 31, 2007 (Inception) to March 31, 2009 (Unaudited)	3
	Consolidated Statement of Stockholders' Equity / (Deficit) -From October 31, 2007 (Inception) to March 31, 2009 (Unaudited)	4
	Consolidated Statements of Cash Flows -Nine Months ended March 31, 2009 and from October 31, 2007 (Inception) to March 31, 2009 (Unaudited)	5
	Notes to Consolidated Financial Statements	6-14
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15-22

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	23

Item 4.	Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1	Legal Proceedings	24

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3	Defaults Upon Senior Securities	24

Item 4	Submission of Matters to a Vote of Security Holders	24

Item 5	Other Matters	24

Item 6.	Exhibits	24

SIGNATURES		25

PART I - FINANCIAL INFORMATION

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
AS AT MARCH 31, 2009
(UNAUDITED)
(Stated in US Dollars)
	Note	March 31, 2009	June 30, 2008
		(Unaudited)	(Audited)
ASSETS
Current assets:

Cash and cash equivalents
		$667	$6,733
Deposit on license technology
		10,000	10,000
Account receivable
		4,885	-
		------------------	-----------------
Total assets		$15,552	$16,733
		===========	==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued expenses
		$5,300	$2,650
Other payable
		6,199	125
Shareholder loan
		8,800	8,000
		------------------	------------------
Total current liabilities		20,299	10,775
		------------------	------------------
Stockholders' equity:

Common stock, $0.001 par value, 75,000,000 shares authorized; 5,260,000 shares issued and outstanding
	4	5,260	5,260
Additional paid up capital
	4	6,840	6,840
Deficit accumulated during the development stage
		(16,847)	(6,142)
		------------------	------------------
Total stockholders' (deficit) / equity		(4,747)	5,958
		------------------	------------------
Total liabilities and stockholders' equity		$15,552	$16,733
		===========	===========

See accompanying notes to the consolidated financial statements

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2009 AND FROM OCTOBER 31, 2007 (INCEPTION) TO MARCH 31, 2009
(UNAUDITED)
(Stated in US Dollars)
			For the Period
	For the Three	For the Nine	from October 31,
	Months Ended	Months Ended	2007 (Inception)
	March 31,	March 31,	to March 31,
	2009	2009	2009
	----------------------	----------------------	----------------------

Net revenues	$-	$11,295	$11,295
Cost of revenues	-	10,821	10,821
	----------------------	----------------------	----------------------
Gross profits	-	474	474

Other general and administrative expenses	3,809	10,579	16,521
	----------------------	----------------------	----------------------
Loss from operations	(3,809)	(10,105)	(16,047)

Other expenses
Interests	200	600	800
	----------------------	----------------------	----------------------
Net loss	$(4,009)	$(10,705)	$(16,847)
	=============	=============	=============

Weighted average basic and diluted shares outstanding	5,260,000	5,260,000	4,798,956
	=============	=============	=============

Loss per share -basic and diluted	$(0.00)	$(0.00)	$(0.00)
	=============	=============	=============

*Basic and diluted weighted average number of shares is the same since the Company does not have any dilutive securities

See accompanying notes to the consolidated financial statements

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY /(DEFICIT)
FOR THE PERIOD FROM OCTOBER 31, 2007 (INCEPTION) TO MARCH 31, 2009
(UNAUDITED)
(Stated in US Dollars)
				Deficit
				accumulated
			Additional	during the	Total
	Common stock		paid-in	development	stockholders'
	Shares	Amount	capital	stage	equity /(deficit)
	----------------	----------------	----------------	----------------	---------------
Balance at October 31, 2007	-	$-	$-	$-	$-
(inception)

Issuance of founder shares for
cash at $0.001 per share -
November 30, 2007	4,500,000	4,500	-	-	4,500

Sale of shares for cash at $0.01
per share -March, 2008	760,000	760	6,840	-	7,600

Net loss	-	-	-	(6,142)	(6,142)
	----------------	----------------	----------------	----------------	---------------

Balance at June 30, 2008	5,260,000	5,260	6,840	(6,142)	5,958

Net loss	-	-	-	(3,331)	(3,331)
	----------------	----------------	----------------	----------------	---------------

Balance at September 30, 2008	5,260,000	5,260	6,840	(9,473)	2,627

Net loss	-	-	-	(3,365)	(3,365)
	----------------	----------------	----------------	----------------	---------------

Balance at December 31, 2008	5,260,000	$5,260	$6,840	$(12,838)	$(738)

Net loss	-	-	-	(4,009)	(4,009)
	----------------	----------------	----------------	----------------	---------------

Balance at March 31, 2009	5,260,000	$5,260	$6,840	$(16,847)	$(4,747)
	=========	=========	=========	=========	========

See accompanying notes to the consolidated financial statements

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2009 AND FROM OCTOBER 31, 2007 (INCEPTION) TO MARCH 31, 2009
(UNAUDITED)
(Stated in US Dollars)
		For the Period
	For the Nine	from October 31, 2007
	Months Ended	(Inception) to
	March 31, 2009	March 31, 2009
	-----------------------	------------------------
Cash Flows from Operating Activities:
Net Loss	$(10,705)	$(16,847)

Adjustments to Reconcile Net Loss to Net Cash Used
in Operating Activities:
Changes in Assets and Liabilities:
Increase in Accrued Expenses	2,650	5,300
Increase in Other Payable	6,074	6,199
Increase in Account Receivable	(4,885)	(4,885)
Deposit on License Technology	-	(10,000)
Shareholder Loan	800	8,800
	-------------------	-------------------
Net Cash Used in Operating Activities	(6,066)	(11,433)
	-------------------	-------------------
Cash Flows from Investing Activities:	-	-
	-------------------	-------------------
Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock	-	12,100
	-------------------	-------------------
Net Cash Provided by Financing Activities	-	12,100
	-------------------	-------------------
(Decrease) / Increase in Cash	(6,066)	667

Cash - Beginning of Period	6,733	-
	-------------------	-------------------
Cash - End of Period	$667	$667
	============	============

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$600	$800
	============	============
Income Taxes Paid	$-	$-
	============	============

See accompanying notes to the consolidated financial statements

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2009
(UNAUDITED)
(Stated in US Dollars)
1.	ORGANIZATION

Oakridge International Corporation (the "Company") is a Nevada corporation, incorporated on October 31, 2007. The Company is currently a development stage enterprise, as defined by Statement of Financial Accounting Standard ("SFAS") No. 7 "Accounting and Reporting for Enterprises in the Development Stage". The Company's office is located in Hong Kong, China and its principal business will include recycling scrap and End Of Life ("EOL") electronic Printed Circuit Boards ("PCB"), and the establishment of recycling operations in Asia and in the USA.

On March 25, 2008, the Company commenced its operations in the recycling business by entering into a non- exclusive contract to license a proprietary PCB recycling license technology and has begun the evaluation of this technology. See note 7 for details.

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

As of March 31, 2009, the Company has generated modest revenue of $11,295 and has incurred an accumulated deficit since inception totaling $16,847 at March 31, 2009 and its current liabilities exceed its current assets by $4,747. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern.

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
FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2009
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

Principals of Consolidation

The consolidated financial statements for the three months and nine months period ended March 31, 2009 include the financial statements of the Company and its wholly owned subsidiary Waytop Asia Pacific Limited. The results of subsidiary acquired or sold during the period are consolidated from their effective dates of acquisition or through their effective dates of disposition, respectively.

All significant inter-company transactions and balances have been eliminated on consolidation.
	Place of	Attributable
Name of Company	Incorporation	Interest

Waytop Asia Pacific Limited	Hong Kong	100%

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2009
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
FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2009
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
FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2009
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
FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2009
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
FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2009
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
As of March 31, 2009, the Company has 75,000,000 shares authorized and 5,260,000 shares issued and outstanding. There were no shares issued during the three months ended March 31, 2009.
5.	RELATED COMPANY TRANSACTIONS
During the period from October 31, 2007 (inception) to March 31, 2009 the Director subscribed for 4,000,000 shares in the Company at $0.001 per share for a total amount of $4,000.

On March 31, 2008, the President and major shareholder of the Company loaned $8,000 to the Company for working capital. The loan is unsecured, payable on March 31, 2009 and bears interests at 10% per annum. On March 30, 2009, this loan was further extended for another twelve months until March 31, 2010.

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2009
(UNAUDITED)
(Stated in US Dollars)

6.	INCOME TAXES

No provision was made for income tax for the period from October 31, 2007 (Inception) to March 31, 2009 as the Company and its subsidiary had operating losses. In the period ended March 31, 2009, the Company and its subsidiary incurred net operating losses for tax purposes of approximately $6,561 and $10,286, respectively. Total net operating losses carried forward at March 31, 2009, (i) for Federal and State purposes were $6,561 and $6,561, respectively and (ii) for its entities outside of the United States were $10,286 for the period ended March 31, 2009. The net operating loss carry-forward may be used to reduce taxable income through the year 2026. The availability of the Company's net operating loss carry-forwards is subject to limitation if there is a 50% or more change in the ownership of the Company's stock.

There was no significant difference between reportable income tax and statutory income tax. The gross deferred tax asset balance as of March 31, 2009 was approximately $2,784 of which $984 was for US federal income tax and $1,800 was for Hong Kong income tax. A 100% valuation allowance has been established against the deferred tax asset, as the utilization of the loss carry-forwards cannot reasonably be assured.

As reconciliation between the income taxes computed at the United States and Hong Kong statutory rate and the Group's provision for income taxes is as follows:

March 31, 2009
$
United States federal income tax rate	15%
-------------------
Valuation allowance-US federal income tax	(15%)
Provision for income tax	-
===========
Hong Kong statutory rate	17.5%
Valuation allowance -Hong Kong Rate	(17.5%)
-------------------
Provision for income tax	-
===========

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2009
(UNAUDITED)
(Stated in US Dollars)

7.	COMMITMENT AND CONTINGENECY

On March 25, 2008, the Company entered into an agreement to evaluate a Recyclable Process for the U.S.A. market. An initial refundable $10,000 was paid, and a further $40,000 was required to be paid for the technology license by September 30, 2008, provided that the Company had successfully evaluated the technology for the U.S.A. market.

In September 30, 2008, the technology license agreement was extended by mutual consent for another six months to March 31, 2009. On March 30, 2009, a further six month extension of the technology license agreement was mutually agreed upon to enable the Company to complete its evaluation of the technology.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As used in this Form 10-Q, references to the "Company," "we," "our," "us" or "Oakridge" refer to Oakridge International Corporation, unless the context otherwise indicates.
Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Critical Accounting Policy and Estimates

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended March 31, 2009.

Operation Overview
Business of the Issuer

Oakridge International Corporation is an environmental services company specializing in recovering raw materials from End Of Life ("EOL") electronic printed circuit boards and other electronic products and components. We plan to build our own recycling facilities in Hong Kong and then in the USA. Our main operations and services will include the acquisition of EOL recyclable materials such as scrap PCBs from PCB factories, EOL electronic products from recycling centers, and other EOL electronic sources. After we have built our recycling facilities utilizing a proprietary recycling technology, we will then sell the raw materials recovered from this recycling process to customers in the USA and China. We believe the major customers for the raw materials will be metal smelters and manufacturers that can utilize the raw materials in the manufacture of new products as diverse as plastic lumber and waterproofing products in the USA and China. We believe the use of our recycling process and the use of the recycled raw materials is both environmentally friendly, and for many multinational corporations, a key corporate responsibility to ensure that their EOL electronic products are properly recycled, disposed of and/or treated.

We are a development stage company that has generated modest revenues of $11,295 from operations since our incorporation on October 31, 2007 to March 31, 2009. We have incurred losses since our inception.

For the nine months ended March 31, 2009, we have focused in researching opportunities for the sale of raw materials derived from this recycling technology and performing due diligence regarding potential sources for recyclable materials acquisition. During this period, we were performing our due diligence that we hope to complete by September 2009. In November 2008, we sold 36 tons of scrap PCBs for a selling price of $11,295.

Summary of Our Plans
To implement our business plan, in addition to raising additional financing, we will need to secure and negotiate contracts with acceptable terms for:
*	Sources of EOL electronic PCBs from recycling centers and scrap PCBs from PCB factories
*	Customers for the raw materials recovered from this recycling technology
*	Financing for these recycling facilities

Products and Services

We will acquire and process EOL electronics products specializing in printed circuit boards. The normal process for recycling PCBs starts with disassembly and component recycling where possible. Certainly any hazardous components need to be removed and isolated prior to being processed. Utilizing the proprietary technological process that we have licensed, the PCBs are then shredded and granulated by machine, separating metals from the fibers that constitute the majority of the PCBs. The process generates two raw materials: fiber residue and metal concentrate.

We believe the fiber residue can be used in several industries to enhance products. We believe it can be used in the composite industry as filler in resins to make products such as furniture, wall sidings and "plastic" lumber, and that these composite products can be given appearance of wood, marble or granite. We also believe that the fiber residue can be used as an additive in waterproofing materials, asphalt and concrete.

The metal concentrate is primarily copper, although there may also be smaller quantities of other precious metals, such as gold, palladium and silver, depending upon the mix of PCBs input into the process. The different metals in the metal concentrate can then be recovered by a variety of separation processes. We currently plan to sell this metal concentrate to smelters until other separation techniques can be developed. In general, we need to ensure that the cost of processing the PCBs is less than the resale value of the raw materials recovered in the recycling process.

Sales, Marketing and Distribution

Our marketing efforts will be a vital part of our operation. We will market to recycling centers and PCB factories for product supply, and to smelters and product manufacturers for the output materials of our process. We plan to allocate a considerable portion of our operating budget to this marketing effort that may include hiring industry experts and consultants, and marketing personnel, advertising in trade magazines and publications.

Recycle Technology

Our plan is to have PCB recycling facilities in Asia and the USA. We are currently exploring a PCB recycling process where we recycle scrap and EOL PCBs in an efficient and environmentally friendly process. The technology involves special crushing of PCBs, followed by separation of the metallic and non-metallic materials with a Proprietary separation process. The technique has advantages over other methods proposed for recycling PCBs since it does not involve any secondary pollutants that are harmful to the environment. The Company is now evaluating this technology with the intent to acquire such technology through cooperation, license or outright technology purchase.

In March 2008, we signed a Technology License Agreement for the PCB Recycling process paying an initial refundable deposit of US$10,000. Under the agreement, the Company has a non-exclusive license to the technology for recycling PCB's outside of China. The Company was required to pay a further US$40,000 for the Technology License by September 30, 2008, after which all funds would become non-refundable. At the end of September 2008, the Technology License Agreement was extended by mutual consent for another six months until March 31, 2009 in order for the Company to complete its evaluation. On March 30, 2009, this Technology License Agreement was further extended by mutual consent for six months to September 30, 2009. We currently have no sources of financing for the implementation of our business plan as identified.

Market

As the world becomes more digitalized through the increasing utilization of electronics devices, there is an accelerating amount of obsolete electronic devices including personal computers, cell phones and other electrical and electronic equipment that has reached their useful End Of Life and has to be dealt with each year. This electronic waste contains Printed Circuit Boards that are difficult to dispose of as trash due to the raw materials used in manufacturing of PCBs and their components.

Printed Circuit Boards are self-contained modules of interconnected electronic components formed by a thin layer of conducting materials deposited or "printed" on the surface of insulated boards. They contain materials potentially toxic if released to the environment. However, PCBs are also a rich potential source of valuable metals and other materials that could be recovered and reused.

Competition

Around the world, obsolete electronic equipment is typically discarded with domestic refuse, deposited in landfills, or incinerated without any pre-treatment. It has been estimated that up to 30% of this obsolete equipment contains printed circuit boards. Depending upon the design and construction of these PCBs, the PCBs and their component primarily contain insulating resin and copper, and may also contain trace amounts of gold, silver, and platinum. Currently, the small percentage of PCBs that are recycled for the recovery of these metals has involved hydrometallurgical, thermal and other processes that create secondary pollution that is harmful to the environment.

Chemical and mechanical methods are two traditional recycling processes for obsolete PCBs. However, we believe the future prospect of the chemical method will be limited since the emission of toxic liquid or gas brings secondary pollution to the environment during these processes. Mechanical recycling processes, such as shape separation, jigging, density-based separation, and electrostatic separation have also been widely utilized in the recycling industry. However, we believe that these processes are not as efficient in recovering raw materials in the recycling process. The process we plan to implement does not create secondary pollution and is an environmentally friendly process.

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

We believe we will be able to compete effectively with competitors because (1) we plan to have facilities in both Hong Kong and the USA that are native in each market, giving us the know how to deal with the local markets in each location; (2) We have developed local buying sources who want to cooperate with us to create win-win solution for cross border business operations; (3) we intend to build our own recycling facilities once we raise the capital, and this would allow us to penetrate the recycling PCB market in Asia first and subsequently in the USA.

Twelve Months Operating Plan

Over the next twelve months, our operating plan, subject to available resources, will be focused on four main areas: financial, marketing, trading operations and establishment of recycling facilities in Hong Kong and the USA. Each of the four areas will be developed on its own path depending on the progress made and as well as the amount of capital available.

Financial

At the completion of our due diligence for this recycling technology, we will seek to raise development, operation and expansion funds for the next twelve months. We expect that we shall be able to attract investors if our shares are listed and saleable on a recognized exchange, such as the Over-the-counter Bulletin Board. In addition, management will also endeavor to seek strategic investors and partners to execute the operational plan as set out in this section.

Marketing

As digital technology evolves, computer and digital equipment and devices are being retired at an accelerating rate. The United States Environmental Protection Agency (EPA) has estimated that in 2004 more than 315 million computers became obsolete throughout the United States. It is also been estimated that over three quarters of all computer equipment ever purchased in the US is now being stored in office closets, basements, garages, and storage units throughout the country. There is concern that this avalanche of old electronic equipments will eventually end up in landfills or incineration which is not only a waste of valuable resources but also potentially releases hazardous materials into the environment via leachate and toxic air emissions.

The recycling of end of life electronics has been subjected to extensive regulations to meet environmental standards. In Hong Kong, we will need to receive permission to import and export hazardous or electronic waste from the Hong Kong Environment Protection Department ("EPD"). The Company will acquire the necessary permission from the EPD prior to the importation of the PCBs. In the USA, we expect to obtain the approval of the Environment Protection Agency and/or other state and local governmental agencies that have strict guidelines for dealing with electronic waste.

We plan to contact PCB manufactures, scrap dealers, recycling centers, federal, state and local governments and environmental groups in Asia and USA from our offices in Hong Kong and the USA, regarding our environmentally friendly PCB Recycling Technology. Our purpose is to market our recycling business as follows:

Hong Kong

We are now in discussion to work with a PCB Recycling facility in Hong Kong on a subcontracting arrangement. If we succeeded, we could start our Hong Kong plant operations immediately in a minimal investment. We are in discussion with the plant to process approximately 20 tons of scrap per month with a value of about USD 20,000. We would pay for the processing fee and labor for a contract period of not less than one year. Alternatively, we are also exploring setting up our own manufacturing lines if the subcontracting arrangement is not successful.

Our plan is to commence trading with the recycling facility in Hong Kong by sourcing and providing them with the scrap PCBs and other end of life electronic PCBs. We plan to initially source our product from PCB manufacturing plants in the Guangdong province, where there are abundant electronics manufacturing facilities. We expect that we will be able to finance the trading activity from a combination of deposits from our customers, vendor financing, shareholder loans or the sale of additional equity in the Company. In November 2008, we sold 36 tons of scrap PCBs for a selling price of $11,295.

United States

We plan to contact PCB manufactures, scrap dealers and recycling centers in the State of California and nearby states about acquiring and handling their PCB waste disposal. We believe their current PCB disposal method are incineration or landfill (where permitted in small quantities) and that these methods create secondary pollution or environmental problems. We will introduce our recycling process as environmentally friendly and our advantage of minimal secondary emissions.

We plan to work with federal, state and local governments to promote our PCB recycling technology and its ability to protect the environment. We may also approach a socially conscious and progressive city like San Francisco to promote our method of environmentally friendly recycling of PCBs as a showcase for other facilities in the United States.

Research and Development
Since incorporation, the Company has not embarked on any research and development program and has not incurred or is expecting to incur any such costs.
Costs and Effects of Compliance with Environmental Laws

We currently do not expect there will be any additional costs and effects of compliance with environmental laws in our current plan of operation as we will ensure that the contracting parties are all approved by the local government authorities. In the future if we operate our own PCB recycling facility, we will evaluate the costs and effects of compliance with environmental laws which may be substantial. We will work closely with all government environmental agencies to comply with all the local environmental laws and regulations.

Employees

We currently have 2 part time staff including Mr. Ku. On May 8, 2009, Mr. Ku submitted his resignation as Chief Executive Officer and President of the Company concurrent with the appointment and announcement of Mr. Michael Burney as Chief Executive Officer and President. Mr. Burney plans to devote substantially all of his business time to the Company. Mr. Ku will continue with the Company in his capacity as our Treasurer, Secretary and Chief Financial Officer, currently devoting approximately 20% of his time to our business and Mr. Ku anticipates that in the next 12 months he will increase his commitment to spending approximately 50% of his time working on our business. Subject to financing, in the next 12 months, we plan to hire consultants in Hong Kong and in California to undertake and implement the operational plans.

Results of Operations
FOR THE THREE MONTH AND NINE MONTH PERIOD ENDED MARCH 31, 2009 AND FOR THE PERIOD FROM OCTOBER 31, 2007 (INCEPTION) TO MARCH 31, 2009
REVENUES

The Company realized revenue of $nil for the three month period ended March 31, 2009. The Company incurred a cost of revenue of $nil, achieving a gross profit of $nil for the three month period ended March 31, 2009. We hope to generate additional revenue when we receive more contracts.

The Company has realized revenue of $11,295 for the nine month period ended March 31, 2009. The Company incurred a cost of revenue of $10,821, achieving a gross profit of $474 for the nine month period ended March 31, 2009.

For the period from October 31, 2007 (date of inception) to March 31, 2009, the Company realized revenue of $11,295, incurred a cost of revenue of $10,821 and achieved a gross profit of $474.

OPERATING EXPENSES

For the three month period ended March 31, 2009, our gross profit was $nil and our total operating expenses were $3,809, all of which were selling, general and administrative expenses. We also had $200 in interest expense. Our net loss to our shareholders for the three month period ended March 31, 2009 was $4,009.

For the nine month period ended March 31, 2009, our gross profit was $474 and our total operating expenses were $10,579, all of which were selling, general and administrative expenses. We also had $600 in interest expense. Our net loss to our shareholders for the six month period ended March 31, 2009 was $10,705.

For the period from October 31, 2007 (date of inception) to March 31, 2009, the accumulated gross profit was $474, the total operating expenses were $16,521 which were all selling, general and administrative expenses, and we had $800 in interest expense, resulting in an accumulated net loss to our shareholders of $16,847.

Liquidity and Capital Resources
We do not have sufficient resources to accomplish our business plans. As of March 31, 2009, we had $667 in cash.

We will have to raise funds to pay for our expenses. We may have to borrow money from shareholders or issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds for our operations will have a severe negative impact on our ability to remain a viable company.

Going Concern Consideration

The Company is a development stage company and has commenced operations. The Company had modest revenue of $11,295 and incurred a net loss of $10,705 for the nine months ended March 31, 2009 and an accumulated net loss of $16,847 for the period from October 31, 2007 (inception) to March 31, 2009. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in emerging markets and the competitive environment in which the Company operates. The Company is pursuing financing for its operations. In addition the Company has commenced operations to earn revenues. Failure to secure such financing, to raise additional equity capital and to earn revenue may result in the Company depleting its available funds and not being able to pay its obligations. These consolidated financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
There was no matter submitted to a vote of security holders during the fiscal quarter ended March 31, 2009.
Item 5. Other Information.
None.
Item 6. Exhibits
Exhibit No.	Description

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Attached Hereto)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Attached Hereto)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. (Attached Hereto)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (Attached Hereto)
1	Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on July 14, 2008

SIGNATURES

In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: May 11, 2009
OAKRIDGE INTERNATIONAL CORPORATION

By:	/s/ Michael Burney
Name:	Michael Burney
Title:	President, Director and
Chief Executive Officer

By:	/s/ Sau Shan Ku
Name:	Sau Shan Ku
Title:	Treasurer, Secretary, Director
Chief Financial Officer