Form 10-K
period 2009-06-30
OAKRIDGE INTERNATIONAL CORP
filed 2009-09-28
CIK 1439724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10 - K

[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2009
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from [ ] to [ ]

Commission File Number: [ ]

(Exact Name of Registrant as Specified in Its Charter)

Nevada	-------------
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

Suite 1609, 16/F., Jie Yang Building, 271 Lockhart Road, Wanchai, Hong Kong	n/a
(Address of Principal Executive Offices)	(Zip Code)

(206) 424 7587
(Registrant's Telephone Number, Including Area Code)

Not Applicable
(Former Name, Former Address and Former
Fiscal Year if Changed Since Last Report)

Securities registered under Section 12(b) of the Act:

Title of each class registered: ------------------------------- None	Name of each exchange on which registered: ------------------------------------------ None

Securities registered under Section 12(g) of the Act:

Common Stock, $0.001 Par Value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [   ] No [ x ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [   ] No [ x ]

Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ x ]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

Yes [ x ]    No [ ]

On September 15, 2009, the number of shares held by non-affiliates of the registrant was 1.260.000 shares of common stock. There is no calculation on the aggregate market value of the voting stock held by non-affiliates at the moment, as the Company's shares have not yet traded on the Over-the-counter Bulletin Board.

Solely for the purpose of this calculation, shares held by directors and officers of the registrant have been excluded. Such exclusion should not be deemed a determination or an admission by registrant that such individuals are, in fact, affiliates of the registrant.

The number of common equity shares outstanding as of September 15, 2009 was 6,510,000 shares of Common Stock, $0.001 par value.
DOCUMENTS INCORPORATED BY REFERENCE
Exhibits incorporated by reference are referred under Part IV.

ORWARD-LOOKING STATEMENTS

This Current Report on Form 10-K report contains forward-looking statements of management of the Company that are, by their nature, subject to risks and uncertainties. Forward-looking statements are statements that estimate the happening of future events are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements appear in a number of places in this Form 10-K report have been formed by our management on the basis of assumptions made by management and considered by management to be reasonable. However, whether actual results and developments will meet the Company's expectations and predictions depends on a number of known and unknown risks and uncertainties and other factors, any or all of which could cause actual results, performance or achievements to differ materially from Company's expectations, whether expressed or implied by such forward looking statements. Our future operating results are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements contained in this Form 10-K report represents estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements in this Form 10-K report are accurate, and we assume no obligation to update any such forward-looking statements. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect to other forward-looking statements.

PART IV
ITEM 15	Exhibits, Financial Statement Schedules	26

SIGNATURES		27

PART I

ITEM 1. BUSINESS.

Operation Overview
Business of the Issuer

Oakridge International Corporation is an environmental services company specializing in recovering raw materials from End Of Life ("EOL") electronic printed circuit boards and other electronic products and components. We plan to own recycling facilities in Hong Kong and then in the USA. Our main operations and services will include the acquisition of EOL recyclable materials such as scrap Printed Circuit Boards ("PCBs") from PCB factories, EOL electronic products from recycling centers, and other EOL electronic sources. After we have processed the PCBs or scrap through our facilities utilizing a proprietary recycling technology, we will then sell the raw materials recovered to customers in the USA and China. We believe the major customers for the raw materials will be manufacturers that can utilize the raw materials in the creation of new products. We believe our recycling process and the use of the recycled raw materials is both environmentally correct, and for corporations and individuals worldwide, an essential responsibility to ensure that EOL electronic products are properly recycled.

We are a development stage company that has generated modest revenues of $11,295 from operations since our incorporation on October 31, 2007 to June 30, 2009. We have incurred losses since our inception.

For the year ended June 30, 2009, we focused on developing a business model for this recycling technology and performing due diligence regarding potential sources for acquiring recyclable materials.
Summary of Our Plans
To implement our business plan, in addition to raising additional financing, we will need to secure and negotiate contracts with acceptable terms for:
*	Sources of EOL electronic PCBs from recycling centers and scrap PCBs from PCB factories
*	Customers for the raw materials recovered from this recycling technology
*	Facilities for processing these materials

Products and Services

We will acquire and process EOL electronics products specializing in the environmentally correct processing of printed circuit boards. The normal process for recycling PCBs starts with disassembly and component recycling where possible. Certainly any hazardous components need to be removed and isolated prior to being processed. Utilizing the proprietary technological process that we have licensed, the PCBs are then shredded and granulated by machine, separating metals from the fibers that constitute the majority of the PCBs. The process generates two raw materials: fiber residue and metal concentrate.

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

Sales, Marketing and Distribution

Our intended recycling technology for processing printed circuit boards produces no emissions into the environment, and the output of the process is raw materials that can be utilized in the creation of new products. This is distinctly different from current methods of processing PCBs that include chemical and burning techniques that produce harmful emissions and byproducts that need additional disposal. In order to make the benefits of our process known, our marketing efforts will be a vital part of our operation. We will market to recycling centers and PCB factories for product supply, and to smelters and product manufacturers for the output materials of our process. We plan to allocate a considerable portion of our operating budget to this marketing effort that may include hiring industry experts and consultants, and marketing personnel, advertising in trade magazines and publications.

Recycle Technology

Our plan is to have PCB recycling facilities in Asia and the USA. We plan to use a PCB recycling process where we recycle scrap and EOL PCBs in an efficient and environmentally friendly process. The technology involves special crushing of PCBs, followed by separation of the metallic and non-metallic materials with a proprietary separation process. The technique has advantages over other methods proposed for recycling PCBs since it does not involve any secondary pollutants that are harmful to the environment.

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

On June 29, 2009 we entered into a Binding Memorandum of Terms for the proposed acquisition ofTotal Union PCB Recycle Ltd. ("Total Union"), the licensor of the PCB Recycling process. The agreement is pending completion of definitive documents and closure of a Private Investments in Public Equity ("PIPE") by Oakridge to support the transaction, prior to December 31, 2009 after which the Company's right to acquire Total Union will cease.

Market

As the world becomes more digitalized through the increasing utilization of electronics devices, there is an accelerating amount of obsolete electronic devices including personal computers, printers, fax machines, cell phones and other electrical and electronic equipment that has reached their useful End Of Life each year. In the United States, the Environmental Protection Agency ("EPA") has estimated that in 2007 there were 2.2 Million Tons of EOL products, of which only 18.4% were recycled, the remainder primarily going to landfills. The news media has also documented that some of this electronic waste is being exported to developing countries.

Printed circuit boards are typically made of layers of thin copper foil circuitry and insulating layers of an epoxy resin. Board contacts and components add traces of other precious metals. While the value of these metals is recognized, the typical extraction methods of burning or chemical processing releases toxic emissions and has created extremely polluted cities like Guiyu, China. The pending acquisition of Total Union and its proprietary process is mechanical, and releases no emissions.

Competition

Around the world, obsolete electronic equipment is typically discarded with domestic refuse, deposited in landfills, or incinerated without any pre-treatment. Depending upon the design and construction of these PCBs, the PCBs and their components primarily contain insulating resin and copper, and may also contain trace amounts of other precious metals. Currently, the small percentage of PCBs that are recycled for the recovery of these metals has involved hydrometallurgical, thermal and other processes that create secondary pollution that is harmful to the environment.

While the typical extraction methods of burning and chemical processing do deliver these commodity metals, it is done at the expense of the environment. The mechanical process yields two raw materials, a resin powder and a metal concentrate with no emissions or impact to the environment. The resin powder is utilized as an additive in products such as outdoor decking, furniture, and waterproofing materials. The metal concentrate, primarily copper, is used to create new electrical and electronic products such as wire, printed circuit boards, and other electrical components.

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

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the following factors and other information in this Form 10K filing before deciding to invest in our company. If any of the following risks actually occur, our business, financial condition, results of operations and prospects for growth would likely suffer. As a result, you could lose all or part of your investment.

We have experienced net losses and have not made any significant sales and revenue to date. Therefore, you should not rely on our historical results of operations as an indication of our future performance.

During the period from inception on October 31, 2007 through June 30, 2009, we incurred net losses of approximately $44,831. In November 2008, the Company sold 36 tons of scrap PCBs for $11,295 for a net profit of $474. Our future success is dependent on our ability to the buy electronic waste (including PCBs) and the subsequent sale of the recycled materials. The success of the business, will depend upon a number of factors including but not limited to locating sources of recycled PCBs, arranging shipping, locating customers and operating the recycling facilities. None of these factors is demonstrated by our historic performance to date and there is no assurance we will be able to accomplish them in order to sustain our operations. We may never develop profitable operations. As a result, there is no assurance of future successful performance of our business.

Our financial condition raises substantial doubt about our ability to continue as a going concern. You will be unable to determine whether we will ever become profitable.

Our independent auditors have indicated in their audit report for the period ended at June 30, 2009 that there is substantial doubt about our ability to continue as a going concern over the next twelve months. Our poor financial condition could inhibit our ability to achieve our business plan and therefore an investor cannot determine if we will ever become profitable.

If we do not obtain additional financing, our business will fail.

We have determined our current operating funds are not sufficient to complete our intended business objectives. As of June 30, 2009, we had cash on hand in the amount of $667. We will need to raise additional capital in order to cover the costs of implementing our business plan. We estimate that we will need to raise $5.0 million to fully execute our operating plan. For the next 12 months, we will require a minimum of $25,000 to pay for the ongoing corporate costs of annual filing fees, audit, accounting, and office related cost. We do not currently have any arrangements for financing and may not be able to find such financing if required. We currently do not have any significant operations and we have had modest revenue. Our Chairman, Mr. Ku, has indicated that he is prepared to lend to the Company up to $25,000 to cover our operating costs over the next 12 months, but there are no formal arrangements in this regard. He is not legally obligated to loan funds to the Company. There is no guarantee that we will receive such loans.

If we are not able to raise the money to acquire Total Union, our business will be detrimentally affected.

We have entered into a Binding Memorandum of Terms for the proposed acquisition of Total Union PCB Recycle Limited. If we are not able to raise the funds required by December 31, 2009, we may not be able to complete this acquisition, which would detrimentally affect our business plans and future success.

If we are not able to obtain agreements with suppliers of scrap PCBs, our business will fail.

We have not entered into a formal agreement with any entity to acquire the scrap PCBs we intend to process at our own recycle plant or third party recycle plants. Even if we are able to reach an agreement with a material source, we may not be able to obtain the financing necessary to secure the scrap PCBs. If we are unable to locate suitable sources for scrap PCBs for our recycle plant, our business will fail.

If we cannot find customers to purchase the raw materials recovered from the PCBs from us on acceptable terms, we will not be able to establish our business and thus it will fail.

Even if we secure scrap PCBs for recycling, we may not be able to secure purchasers for the resin powder and precious metals recovered from the recycled PCBs on acceptable terms. Without purchasers for these raw materials, we will not be able to proceed with our business plan.

Officers and directors owns 80.64% of our outstanding common stock, and he could exercise significant control over corporate decisions that may be disadvantageous to minority shareholders.

Both of our officers who are also directors, Mr. Michael Burney and Mr. Sau Shan Ku, together own approximately 80.64% of the outstanding shares of our common stock. Accordingly, they will have a significant influence in determining the outcome of all corporate transactions, including mergers, consolidations, and the sale of all or substantially all of our assets. They will also have the power to influence a change in control. The interests of the officers and directors may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

Because current management does not have any technical experience in the recycling sector, our business has a higher risk of failure.

While management has experience in doing business in and with China, management does not have experience in the field of recycled PCBs, and sale of precious metals. As a result, we may not be able to recognize and take advantage of opportunities in the recycled PCBs sector without the aid of additional employees or qualified consultants. In addition, management may not be fully aware of specific requirements necessary for the resale of the raw materials generated by our process. Therefore management's decisions and choices may adversely affect our operations and earnings, and our ultimate financial success may suffer irreparable harm as a result.

We will incur significant costs complying with our obligations as a reporting company, and our ability to attain profitable operations will be adversely impacted.

We are required to file periodic reports with the Securities & Exchange Commission, including financial statements and disclosure regarding changes in our operations. We anticipate that we will incur a minimum of $25,000 per year in order to comply with these reporting requirements. As our operations become more complex, it is anticipated that these costs will increase. These compliance costs will be charged to operations and will negatively impact our ability to attain profitable operations.

Our management team is currently not earning salary or receiving expenses, which may affect the implementation of our business plan.

Mr. Burney, our CEO entered into an employment agreement with the Company on July 17, 2009 under which Mr. Burney agreed not to accept or accrue any salary or expenses until additional financing is acquired. As the acquisition of additional financing cannot be assured, the ongoing services of Mr. Burney cannot be assured and therefore may adversely affect the implementation of our business plan.

In addition, we currently have two part time employees including Mr. Sau Shan Ku, our CFO. Mr. Ku anticipates that during the next 12 months he will devote approximately 50% of his time to our business, also in an unpaid capacity. Mr. Ku may not be able to devote the time necessary to our business to assure successful implementation of our business plan.

Our management decisions are made by Mr. Michael Burney and Mr. Sau Shan Ku; if we lose their services, our revenues may be adversely affected.

The success of our business is dependent upon the expertise of management. Because Mr. Burney and Mr. Ku are essential to our operations, you must rely on their management decisions. We have not obtained any key person life insurance relating to them. If we lose their services, we may not be able to hire and retain other management with comparable experience. As a result, the loss of their services could adversely affect our future revenues.

There is intense competition for qualified technical professionals and sales and marketing personnel, and our failure to attract and retain these people could affect our ability to respond to rapid technological changes and to increase our revenues.

Our future success depends upon our ability to attract and retain qualified technical, sales and marketing personnel. Competition for talented personnel, particularly technical professionals, is intense. This competition could increase the costs of hiring and retaining personnel. We may not be able to attract, retain, and adequately motivate our personnel or to integrate new personnel into our operations successfully.

Our environmental services operations may subject us to potential environmental liability.

Our environmental services business may include certain types of hazardous waste, and may subject us to risks of liability for damages. Such liability could involve, without limitation, claims for clean-up costs, personal injury or damage to the environment in cases in which we are held responsible for the release of hazardous materials, and claims of employees, customers, or third parties for personal injury or property damage occurring in the course of our operations.  We could also be deemed a responsible party for the cost of cleaning any property which may be contaminated by hazardous substances generated by us and disposed at such property or transported by us to a site selected by us, including properties we own or lease.

If we cannot maintain our government permits or cannot obtain any required permits, we may not be able to continue or expand our operations.

Our business is subject to extensive, evolving, and increasingly stringent federal, state, and local environmental laws and regulations. Such federal, state, and local environmental laws and regulations govern our activities regarding the treatment, storage, recycling, disposal, and transportation of hazardous and non-hazardous waste. We must obtain and maintain permits, licenses and/or approvals to conduct these activities in compliance with such laws and regulations. Failure to obtain and maintain the required permits, licenses and/or approvals would have a material adverse effect on our operations and financial condition. If we are unable to maintain our currently held permits, licenses, and/or approvals or obtain any additional permits, licenses and/or approvals which may be required as we expand our operations, we may not be able to continue certain of our operations.

Changes in environmental regulations and enforcement policies could subject us to additional liability which could impair our ability to continue certain operations due to the regulated nature of our operations.

Because the environmental industry continues to develop rapidly, we cannot predict the extent to which our operations may be affected by future enforcement policies as applied to existing laws, by changes to current environmental laws and regulations, or by the enactment of new environmental laws and regulations. Any predictions regarding possible liability under such laws are complicated further by current environmental laws which provide that we could be liable, jointly and severally, for certain activities of third parties over whom we have limited or no control.

As our operations expand, we may be subject to increased litigation which could have a negative impact on our future financial results.

Our operations are regulated by numerous laws regarding procedures for waste treatment, storage, recycling, transportation and disposal activities, all of which may provide the basis for litigation against us. In recent years, the waste treatment industry has experienced a significant increase in so-called "toxic-tort" litigation as those injured by contamination seek to recover for personal injuries or property damage. We believe that as our operations and activities expand, there will be a similar increase in the potential for litigation alleging that we are responsible for contamination or pollution caused by our normal operations, negligence or other misconduct, or for accidents which occur in the course of our business activities. Such litigation, if significant and not adequately insured against, could impair our ability to fund our operations. Protracted litigation would likely cause us to spend significant amounts of our time, effort and money. This could prevent our management from focusing on our operations and expansion.

If environmental regulation or enforcement is relaxed, the demand for our services will decrease.

The demand for our services is substantially dependent upon the public's concern with, the continuation and proliferation of, the laws and regulations governing the treatment, storage, recycling, and disposal of hazardous and non-hazardous waste. A decrease in the level of public concern, the repeal or modification of these laws, or any significant relaxation of regulations relating to the treatment, storage, recycling, and disposal of hazardous waste would significantly reduce the demand for our services and could have a material adverse effect on our operations and financial condition. We are currently not aware of any current federal or state government or agency efforts in which a moratorium or limitation has been, or will be, placed upon the creation of new hazardous waste regulations that would have a material adverse effect on us.

Due to the lack of a trading market for our securities, our shares are currently not liquid, and you may have difficulty selling any shares you purchase in this offering.

We are currently not registered on any public stock exchange. There is presently no demand for our common stock and no public market exists for our shares. We have contacted a market maker and will apply to have our shares quoted on the OTC Electronic Bulletin Board (OTCBB). The OTCBB is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter (OTC) securities. The OTCBB is not an issuer listing service, market or exchange. Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC. Market makers are not permitted to begin quotation of a security whose issuer does not meet this filing requirement. Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their required filing during that time. As of the date of this filing, we have engaged in discussions with a market maker concerning the filing of Form 211 with the Financial Industry regulatory Authority (FINRA) to qualify our securities for quotation on the OTCBB. We cannot guarantee that our application, when filed, will be accepted or approved and that our stock would be listed and quoted for sale or that a future trading market for our securities will develop. If no market is ever developed for our common stock, it will be difficult for you to sell any shares you purchase in this offering. In such a case, you may find that you are unable to achieve any benefit from your investment or liquidate your shares without considerable delay, if at all. In addition, if we fail to have our common stock quoted on a public trading market, your common stock will not have a quantifiable value and it may be difficult, if not impossible, to ever resell your shares, resulting in an inability to realize any value from your investment. Restrictions on the sale of our stock as a Penny Stock may limit your ability to resell or a prospective purchaser to purchase any shares you acquire in this offering.

Our shares will be "penny stocks" as that term is generally defined in the Securities Exchange Act of 1934 to mean equity securities with a price of less than $5.00. Our shares thus will be subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser's written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000, or annual income exceeding $200,000 individually or $300,000 together with his or her spouse, is considered an accredited investor. In addition, under the penny stock regulations the broker-dealer is required to:

*

Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commissions relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

*	Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;
*

Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer's account, the account's value and information regarding the limited market in penny stocks; and

*

Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction, prior to conducting any penny stock transaction in the customer's account.

Because of these regulations, broker-dealers may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if our securities become publicly traded. In addition, the liquidity for our securities may be decreased, with a corresponding decrease in the price of our securities. Our shares in all probability will be subject to such penny stock rules and our shareholders will, in all likelihood, find it difficult to sell their securities.

Sales of our common stock under Rule 144 could reduce the price of our stock.

All of 5,250,000 shares of our common stock held by affiliates are restricted securities under Rule 144 of the Securities Act of 1933. In general, persons holding restricted securities, including affiliates, must hold their shares for a period of at least six months, may not sell more than one percent of the total issued and outstanding shares in any 90-day period, and must resell the shares in an unsolicited brokerage transaction at the market price. These restrictions do not apply to resales under Rule 144(k). The availability for sale of substantial amounts of common stock under Rule 144 could reduce prevailing market prices for our securities.

If our shares are quoted on the over-the-counter bulletin board, we will be required to remain current in our filings with the SEC and our securities will not be eligible for quotation if we are not current in our filings with the SEC.

In the event that our shares are quoted on the over-the-counter bulletin board, we will be required to remain current in our filings with the SEC in order for shares of our common stock to be eligible for quotation on the over-the-counter bulletin board. In the event that we become delinquent in our required filings with the SEC, quotation of our common stock will be terminated following a 30 day grace period if we do not make our required filing during that time. If our shares are not eligible for quotation on the over-the-counter bulletin board, investors in our common stock may find it difficult to sell their shares.

Because we currently do not have an audit or compensation committee, shareholders will have to rely on the entire board of directors, all of which are not independent, to perform these functions.

We currently do not have an audit or compensation committee comprised of independent directors. Indeed, we do not have any audit or compensation committee. The board of directors as a whole performs these functions. Thus, there is a potential conflict in that board members who are management will participate in discussions concerning management compensation and audit issues that may affect management decisions.

Risks associated with doing business in the PRC.

A portion of our revenue will be derived from our operations in China. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal developments in China, which have rapidly changed.

The PRC's economic, political and social conditions, as well as government policies, could affect our business. The PRC economy differs from the economies of most developed countries in many respects.

Our ability to find attractive customers for our products is based on the assumption that the Chinese economy will continue to grow. The PRC's economic growth has been uneven, both geographically and among various sectors of the economy. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall PRC economy, but may also have a negative effect on us, depending on the industry in which we engage in a business combination. For example, our financial condition and results of operations may be adversely affected by PRC government control over capital investments or changes in tax regulations that are applicable to potential target businesses and business combinations.

The PRC economy has been transitioning from a planned economy to a more market-oriented economy. Although in recent years the PRC government has implemented measures emphasizing the use of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the PRC government. In addition, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. It also exercises significant control over PRC economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. We cannot assure you that China's economic, political or legal systems will not develop in a way that becomes detrimental to our business, results of operations and prospects.

If political relations between the U.S. and the PRC weaken, it could make sale of our products less attractive to customers inside of the PRC.

The relationship between the United States and the PRC is subject to sudden fluctuation and periodic tension. Changes in political conditions in the PRC and changes in the state of Sino-U.S. relations are difficult to predict and could adversely affect our operations or cause potential our products to become less attractive to customers inside of the PRC. This could lead to a decline in our profitability and our stock price. Any weakening of relations between the U.S. and the PRC could have a material adverse effect on our operations.

If the PRC imposes restrictions to reduce inflation, future economic growth in the PRC could be severely curtailed which could lead to a significant decrease in our profitability.

While the economy of the PRC has experienced rapid growth, this growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in supply of money and rising inflation. In order to control inflation in the past, the PRC has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. If similar restrictions are imposed, it may lead to a slowing of economic growth and decrease the interest in the recycled products we may ultimately offer leading to a decline in our profitability.

Because Chinese law may govern some of our material agreements for acquisition and sale of our products, we may not be able to enforce our rights within the PRC or elsewhere, which could result in a significant loss of business, business opportunities or capital.

Chinese law may govern some of our material agreements for acquisition and sale of our recycled products, some or many of which could be with Chinese governmental agencies. We cannot assure you that we will be able to enforce any of our material agreements or that remedies will be available outside of the PRC. The Chinese legal system is similar to a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedential value. Although legislation in China over the past 25 years has significantly improved the protection afforded to various forms of foreign investment and contractual arrangements in China, these laws, regulations and legal requirements are relatively new and their interpretation and enforcement involve uncertainties, which could limit the legal protection available to us, and foreign investors, including you. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital and could have a material adverse impact on our operations.

Uncertainties with respect to the Chinese legal system could have a material adverse effect on us.

China's legal system is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value. Laws and regulations relating to foreign investments in China are relatively new, and China's legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

Fluctuations in the value of the renminbi relative to foreign currencies could cause the cost of our operations to increase and could affect our operating results.

Chinese companies will pay for our products with Chinese currency, the renminbi. We will be subject to increased risks relating to foreign currency exchange rate fluctuations that could have a material adverse affect on our business, financial condition and operating results. The value of renminbi against the United States dollar and other currencies may fluctuate and is affected by, among other things, changes in China's political and economic conditions. As we expect that some of our sales will be in China, any significant revaluation of the renminbi may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert United States dollars into renminbi for our operations, appreciation of renminbi against the United States dollar could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert our renminbi into United States dollars for other business purposes and the United States dollar appreciates against the renminbi, the United States dollar equivalent of the renminbi we convert would be reduced. The Chinese government recently announced that it is pegging the exchange rate of the renminbi against a number of currencies, rather than just the United States dollar. Fluctuations in the renminbi exchange rate could adversely affect our ability to operate our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES.
Our principal office address is Suite 1609, Jie Yang Building, 271 Lockhart Road, Wanchai, Hong Kong. This is a service office we rent at a monthly basis at a rate of US$150 per month.

We are not subject to competitive conditions for property and currently have no property in insure. We have no policy with respect to investments in real estate or interests in real estate and no policy with respect to investments in real estate mortgages. Further, we have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS.
There are no legal actions pending against us nor are any legal actions contemplated by us at this time.
ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.
None.

PART II

ITEM 5. MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
A registrant that qualifies as a smaller reporting company is not required to provide the performance graph required in paragraph (e) of Item 201.

We have one class of securities, Common Voting Equity Shares ("Common Stock"). Our common stock is not yet on the Over The Counter Bulletin Board. To have our shares of common stock on the OTC Bulletin Board, a market maker must file an application on our behalf in order to make a market for our common stock. To date, we have identified a market maker to file our application on Form 211 with the FINRA.

Issuer's Repurchase Of Equity Securities
None.
Holders
On September 15, 2009, the Company had 53 holders of record of our Common Stock.
Dividends

We have not declared or paid dividends on our Common Stock since our formation, and we do not anticipate paying dividends in the foreseeable future. Declaration or payment of dividends, if any, in the future, will be at the discretion of our Board of Directors and will depend on our then current financial condition, results of operations, capital requirements and other factors deemed relevant by the board of directors. There are no contractual restrictions on our ability to declare or pay dividends.

Stock Options
Currently, there are no stock options outstanding.
ITEM 6. SELECTED FINANCIAL DATA
A registrant that qualifies, as a smaller reporting company is not required to provide the information required by this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and our subsidiaries and our results of operations should be read together with the consolidated financial statements and related notes that are included later in this Annual Report on Form 10- K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Risk Factors or in other parts of this Annual Report on Form 10-K.

Twelve Months Operating Plan

Over the next twelve months, our operating plan, subject to closing the acquisition of Total Union and raising available resources, will be focused on three main areas: financial, marketing, and operating recycling facilities in Hong Kong and the USA. Each of the three areas will be developed on its own path depending on the progress made and as well as the amount of capital available.

Financial

Our financial plans involve getting sufficient funding to continue trading in scrap PCBs and to close the transaction to acquire Total Union. These two initiatives are independent, and require separate strategy. The trading of the scrap PCBs requires funding of about US$500,000 to buy PCB scrap materials and selling to our customers. The purchase of Total Union, pending completion of the due diligence, will require working capital of about US$5 million to be raised prior to December 31, 2009, after which the Company will cease to have the right to acquire Total Union. In either case, , we will seek to raise development, operation and expansion funds for the next twelve months. We have implemented a strategy to raise up to $5.0 million private investment in our common stock to support these plans. We expect that we shall be able to attract investors when our shares are listed and saleable on a recognized exchange, such as the Over-the-counter Bulletin Board. In addition, management is seeking strategic investors and partners to execute the operational plan as set out in this section.

Marketing

As digital technology evolves, computer and digital equipment and devices are being retired at an accelerating rate. Around the world, obsolete electronic equipment is typically discarded with domestic refuse, deposited in landfills, incinerated or exported to developing countries. The US Environmental Protection Agency notes that Americans own nearly 3 Billion electronic products. When discarded as trash, this avalanche of old electronic equipment is not only a waste of valuable resources, but also can release hazardous emissions into the environment if handled improperly.

The recycling of end of life electronics has been subjected to extensive regulations to meet environmental standards. In Hong Kong, permission to import and export electronic waste from the Hong Kong Environment Protection Department ("EPD") has been published and contingent upon the proper recycling of the electronic waste. In the USA, we expect to obtain the approval of the Environment Protection Agency and/or other state and local governmental agencies that have strict guidelines for dealing with electronic waste. As other companies in both the US and Hong Kong have received the necessary permits, and we believe our recycling process to be more environmentally correct, we do not anticipate operational permits to be unreasonable withheld.

We plan to contact PCB manufacturers, scrap dealers, recycling centers, federal, state and local governments and environmental groups in Asia and USA from our offices in Hong Kong and the USA, regarding our environmentally friendly PCB Recycling Technology. Our purpose is to market our recycling business as follows:

Operations - Hong Kong

On June 29, 2009 we entered into a Binding Memorandum of Terms for the proposed acquisition ofTotal Union PCB Recycle Ltd. ("Total Union"), the licensor of the PCB Recycling process. The agreement is pending completion of definitive documents and closure of a Private Investments in Public Equity ("PIPE") by Oakridge to support the transaction, prior to December 31, 2009 after which the Company's right to acquire Total Union will cease. When the acquisition of Total Union closes, we could start our Hong Kong operations immediately. This Hong Kong facility has the capacity to process approximately 300 tons of scrap PCBs per month. Alternatively, we are also exploring setting up our own facilities if the acquisition is not successful. We will continue to trade in scrap PCBs once we have raised the initial capital of US$500,000.

Our plan is to provide operating capital and source additional EOL electronic scrap to the Hong Kong facility. The Hong Kong facility will also source scrap PCBs from PCB manufacturing plants in the Guangdong province, where there are abundant electronics manufacturing facilities. We will either sell these scrap PCBs or recycle the PCB scraps through our own recycle plant.

Operations - United States

We plan to contact PCB manufacturers, scrap dealers and recycling centers in the United States about acquiring and handling their PCB disposal in an environmentally correct and beneficial manner. We believe current PCB disposal methods include incineration, landfill and smelting, and these methods typically create secondary pollution and/or environmental problems. We will introduce our recycling process as environmentally correct, no secondary emissions, and yielding raw materials for the use in new products.

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
Costs and Effects of Compliance with Environmental Laws

We currently do not expect there will be any additional costs and effects of compliance with environmental laws in our current plan of operation, as we will ensure that the contracting parties are all approved by the local government authorities. In the future if we operate our own PCB recycling facility, we will evaluate the costs and effects of compliance with environmental laws which may be substantial. We will work closely with all government environmental agencies to comply with all the local environmental laws and regulations.

Employees

We currently have 2 part time staff including Mr. Ku. On May 8, 2009, Mr. Ku submitted his resignation as Chief Executive Officer and President of the Company concurrent with the appointment and announcement of Mr. Michael Burney as Chief Executive Officer and President. Mr. Burney plans to devote substantially all of his business time to the Company. Mr. Ku will continue with the Company in his capacity as our Treasurer, Secretary and Chief Financial Officer, and Mr. Ku anticipates that in the next 12 months he will increase his commitment to spending approximately 50% of his time working on our business. Subject to financing, in the next 12 months, we plan to hire employees and consultants in Hong Kong and in United States to undertake and implement the operational plans.

Results of Operations
FOR THE YEAR ENDED JUNE 30, 2009 AND JUNE 30, 2008 AND FOR THE PERIOD FROM OCTOBER 31, 2007 (INCEPTION) TO JUNE 30, 2008 AND 2009
REVENUES

For the year ended June 30, 2009 the Company has realized revenue of $11,295 and incurred a cost of revenue of $10,821, achieving a gross profit of $474. We hope to generate additional revenue when we receive more contracts and as we continue to develop the business.

The Company realized no revenue for the period from October 31, 2007 (date of inception) to June 30, 2008. The Company incurred no cost of revenue and gross profit for the period from October 31, 2007 (date of inception) to June 30, 2008.

For the period from October 31, 2007 (date of inception) to June 30, 2009, the Company realized revenue of $11,295, incurred a cost of revenue of $10,821 and achieved a gross profit of $474.

OPERATING EXPENSES

For the year ended June 30, 2009, our gross profit was $474 and our total operating expenses were $38,343, all of which were selling, general and administrative expenses. We also had $820 in interest expense. Our net loss to our shareholders for the year ended June 30, 2009 was $38,689.

For the period from October 31, 2007 (date of inception) to June 30, 2008, we had no accumulated gross profit and our total operating expenses were $5,942, all of which were selling, general and administrative expenses. We also had $200 in interest expense. Our accumulated net loss to our shareholders for the period ended June 30, 2008 was $6,142.

For the period from October 31, 2007 (date of inception) to June 30, 2009, the accumulated gross profit was $474, the total operating expenses were $44,285 which were all selling, general and administrative expenses, and we had $1,020 in interest expense, resulting in an accumulated net loss to our shareholders of $44,831.

Liquidity and Capital Resources
We do not have sufficient resources to accomplish our business plans. As of June 30, 2009, we had $667 in cash.

We will have to raise funds to pay for our expenses and accomplish our business plans. We may have to borrow money from shareholders or issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans or lines of credit. Our inability to raise funds for our operations will have a severe negative impact on our ability to remain a viable company.

On June 29, 2009 we entered into a Binding Memorandum of Terms for the proposed acquisition ofTotal Union PCB Recycle Ltd., the licensor of the PCB Recycling process. The agreement is pending completion of definitive documents and closure of a $5.0 million Private Investments in Public Equity ("PIPE") by Oakridge to support the transaction prior to December 31, 2009 after which the Company's right to acquire Total Union ceases.

Going Concern Consideration

The Company is a development stage company and has commenced operations. The Company had modest revenue of $11,295 and incurred a net loss of $38,689 for the year ended June 30, 2009 and an accumulated net loss of $44,831 for the period from October 31, 2007 (inception) to June 30, 2009. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in emerging markets and the competitive environment in which the Company operates. The Company is pursuing financing for its operations. In addition the Company has commenced operations to earn revenues. Failure to secure such financing, to raise additional equity capital and to earn revenue may result in the Company depleting its available funds and not being able to pay its obligations. These consolidated financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Off-Balance Sheet Arrangement

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
A smaller reporting company is not required to provide the information required by this Item.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Consolidated Financial Statements
Please see page F-1 through F-15 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
ITEM 9A. CONTROLS AND PROCEDURES.

The Company's Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for the Company. As of the date of this Report, the positions of Chief Executive Officer and Chief Financial Officer are held by Mr. Michael Burney and Mr. Sau Shan Ku, respectively.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company's financial reports and to other members of senior management and the Board of Directors. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management has conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of June 30, 2009. This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we engaged our independent registered public accounting firm to perform, an audit on our internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting.

There has been no change in our internal control over financial reporting during the year ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

ITEM 9B. OTHER INFORMATION.
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.
Our directors and executive officers are as follows:
Name	Age	Position
Michael BURNEY	56	Director, President, Chief Executive Officer
Sau Shan KU	41	Director, Chairman, Chief Financial Officer and Secretary

Mr. Michael Burney has been our Director and Chief Executive Officer since May 8, 2009. Mr. Burney was previously the Vice Chairman for Green Diamond Syndication, Ltd., a carbon credit aggregator; CEO and Director for Qubic Light Corporation, a visual display product developer; CEO, CAO, Treasurer, Secretary and Director for SpatiaLight, Inc. (NASDAQ:HDTV), a micro display manufacturer; Vice President Treasury for Packard Bell/NEC, a personal computer manufacturer; and CEO and Director for Chronomotion Imaging Applications, Inc., an electronic hologram developer, for which Mr. Burney holds several US and international patents. Mr. Burney has also worked for the consulting division of Ernst & Young. Mr. Burney holds a BA from Pomona College and an MBA from the University of Southern California.

Mr. Sau Shan Ku has been our Director, Chairman, Treasury, Secretary, and Chief Financial Officer since November 30, 2007. He has over 12 years of work experience in the areas of accounting, finance, and company secretarial duties for a number of listed companies in Hong Kong. In the past 5 years, Mr. Ku has worked as the Finance and Special Projects Manager for Barnwell Enterprises Limited from 2003 to 2007 and as the Finance Manager for Global Assets Limited from 2007 to now. Mr. Ku received a Bachelor of Science degree in Actuarial Science from the Toronto University and a Bachelor of Arts degree in Administrative Studies from York University. Mr. Ku also holds a Master degree in Corporate Finance from the Hong Kong Polytechnic University.

There is no family relationship among the directors of the Company.

Mr. Burney was previously a director and CEO of Qubic Light Corporation that filed a Voluntary and Uncontested Chapter 7 petition with a Final Decree on August 8, 2007. No other director or officer of the Company has been affiliated with any company that has filed for bankruptcy within the last five years. The Company is not aware of any proceedings to which any of the Company's officers or directors, or any associate of any such officer or director, is a party adverse to the Company or any of the Company's subsidiaries or has a material interest adverse to it or any of its subsidiaries.

Auditors; Code of Ethics; Financial Expert
Our principal independent accountant is Albert Wong & Co., CPA.

We do not currently have a Code of Ethics because we have limited business operations and only two officers/directors on the Board. We believe a code of ethics would have limited utility at this stage. We intend to adopt such a code of ethics as our business operations expand and have more directors, officers and employees. As at today, we do not have a "financial expert" on the board or an audit committee or nominating committee.

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executives or directors.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation

Since our incorporation on October 31, 2007, we have not paid any compensation to our directors or officers in consideration for their services rendered to our Company in their capacity as such. We have no employment agreements with any of our directors. We have no pension, health, annuity, bonus, insurance, stock options, profit sharing or similar benefit plans.

SUMMARY COMPENSATION TABLE
Non-qualified
						Non-Equity	Deferred
	Year			Stock	Option	Incentive Plan	Compensation	All Other
Name and	Ended	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation ($)	Total
Principal Position	June 30	($)	($)	($)	($)	($)	($)	($)	($)
-----------------------	-------------	--------	--------	--------	-------	---------------	-------------	------------	--------

Mr. Michael Burney[1]	2009	-	-	-	-	-	-	25,000[3]	25,000[3]

Mr. Sau Shan Ku [2]	2009	-	-	-	-	-	-	-	-
	2008	-	-	-	-	-	-	-	-
1.	Mr. Michael Burney is President and Chief Executive Officer and Director of Oakridge.

On July 17, 2009, the Company entered into an executive service agreement with Mr. Michael Burney, our CEO. The service contract has a term of 5 years with an annual remuneration of $200,000. In the agreement Mr. Burney has agreed not to accept or accrue any salary or expenses until Company financing is acquired. Additionally under the contract Mr. Burney is entitled to receive a bonus of 2% of funds raised for the Company before December 31, 2009.

2.	Mr. Sau Shan Ku is Chairman, Treasurer, Secretary, Chief Financial Officer, and Director of Oakridge.
3.

Prior to being appointed as a Director, President and CEO of the Company, Mr. Burney provided consulting services in the amount of $25,000 to the Company. On July 22, 2009 the Company issued 1,250,000 shares of common stock to Mr. Burney as payment for these services.

Since our incorporation on October 31, 2007, no stock options or stock appreciation rights were granted to any of our directors or executive officers. We have no equity incentive plans.
Outstanding Equity Awards
The following table sets forth certain information concerning stock option awards granted to our executive officers and our director.
OUTSTANDING EQUITY AWARDS AT JUNE 30, 2009
OPTION AWARDS						STOCK AWARDS

Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#)Unexercisable	Equity Incentive Plan Awards: Number of Securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested (#)
	----------	------------	-----------	--------	---------	---------	----------	----------	----------
Michael Burney[1]	-	-	-	-	-	-	-	-	-
Sau Shan Ku2	-	-	-	-	-	-	-	-	-
1.	Mr. Michael Burney is President and Chief Executive Officer and Director of Oakridge.
2.	Mr. Sau Shan Ku is Chairman, Treasurer, Secretary, Chief Financial Officer, and Director of Oakridge.

Since our incorporation on October 31, 2007, no stock options or stock appreciation rights were granted to any of our directors or executive officers. We have no equity incentive plans.
Since October 31, 2007, none of our director or executive officer has held unexercised options, stock that had not vested, or equity incentive plan awards.
Compensation of Director
Since our incorporation on October 31, 2007, no compensation has been paid to any of our director in consideration for his services rendered in their capacity as director.
DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
	----------	--------	---------	------------	-----------	-----------	------------
Michael Burney[1]	-	-	-	-	-	-	-
Sau Shan Ku2	-	-	-	-	-	-	-
1.	Mr. Michael Burney is President and Chief Executive Officer and Director of Oakridge.
2.	Mr. Sau Shan Ku is Chairman, Treasurer, Secretary, Chief Financial Officer, and Director of Oakridge.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED STOCKHOLDER MATTERAS.

The following tables set forth the ownership, as of the date of this prospectus, of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group. There are not any pending or anticipated arrangements that may cause a change in control.

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable common share property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown. The business address of the shareholders set forth below is Suite 1609, Jie Yang Building, 271 Lockhart Road, Wanchai, Hong Kong.

Name	Security	Total Shares Owned	Percentage
Michael Burney	Common	1,250,000	19.20%
Sau Shan Ku	Common	4,000,000	61.44%
All executive officers and directors as a group [2 persons]	Common	5,250,000	80.64%

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 6,510,000 shares of common stock outstanding as of September 15, 2009.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Except for
*	The initial issuance of 4,000,000 shares of stock to Mr. Ku for $4,000;
*	Since inception on October 31, 2007 to June 30, 2009, Mr. Ku loaned $8,800 for operating expenses which is unsecured, payable on March 31, 2010, and bear interests at 10% per annum; and
*

Prior to being appointed as a Director, President and CEO of the Company, Mr. Burney provided consulting services in the amount of $25,000 to the Company. On July 22, 2009 the Company issued 1,250,000 shares of common stock to Mr. Burney as payment for these services.

...

None of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

*	Any of our directors or officers;
*	Any person proposed as a nominee for election as a director;
*	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock; or
*	Any member of the immediate family of any of the foregoing persons.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES. The aggregate fees billed in each of the fiscal years ended June 30, 2009 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements as well as registration statement filings for those fiscal years were $2,000.

AUDIT-RELATED FEES. The aggregate fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under "Audit Fees" for fiscal year 2009 was $1,500.

TAX FEES. For the fiscal years ended June 30, 2009, our principal accountants did not render any services for tax compliance, tax advice, and tax planning work.
ALL OTHER FEES. None

PRE-APPROVAL POLICIES AND PROCEDURES. Prior to engaging its accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

PART IV

ITEM 15. EXIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Index to Financial Statements and Financial Statement Schedules
Table of Contents

Report of Independent Registered Public Accounting Firm - Albert Wong & Co.

Consolidated Financial Statements:

Consolidated Balance Sheet as of June 30, 2009 and 2008

Consolidated Statements of Operations for the years ended June 30, 2009 and from October 31, 2007(Inception) to June 30, 2008 and 2009

Consolidated Statements of Stockholders' Equity/(Deficits) - From October 31, 2007(Inception) to June 30, 2009.

Consolidated Statements of Cash Flows for the years ended June 30, 2009 and from October 31, 2007(Inception) to June 30, 2008 and 2009

Notes to Consolidated Financial Statements
(c) Exhibits.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 34, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Oakridge International Corporation
a Nevada corporation

/s/ Michael Burney
---------------------------------------
Michael Burney
Chief executive officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
By:	/s/ Michael Burney	September 28, 2009
--------------------------------------------
Michael Burney
Its:	President, CEO

By:	/s/ Sau Shan Ku
--------------------------------------------
Sau Shan Ku
Its:	Treasurer, Secretary, CFO

Oakridge International Corporation and Subsidiary
Consolidated Financial Statements
For the Year Ended June 30, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Oakridge International Corporation

We have audited the accompanying consolidated balance sheet of Oakridge International Corporation (the "Company") and its subsidiaries as of June 30, 2009 and 2008, and the related consolidated statements of operations, stockholders' deficits and cash flows for the year ended June 30, 2009 and from October 31, 2007(Inception) to June 30, 2008 and 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We were not engaged to examine management's assertion about the effectiveness of the Company's internal control over financial reporting as of June 30, 2009 included in the Company's Item 9A "Controls and Procedures" in the Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oakridge International Corporation and its subsidiaries as of June 30, 2009 and 2008 and the results of its operations and its cash flows for June 30, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has deficits accumulated as at June 30, 2009 of $44,831 including net losses of $38,689 for the year ended June 30, 2009. These factors as discussed in Note 3 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Albert Wong & Co.
CERTIFIED PUBLIC ACCOUNTANTS

Hong Kong
September 28, 2009

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2009 AND 2008

(Stated in US Dollars)
	Note	June 30,	June 30,
		2009	2008
		(Audited)	(Audited)
ASSETS
Current assets:

  Cash and cash equivalents
		$667	$6,733
  Deposit on license technology
		10,000	10,000
  Account receivable
		4,885	-
		------------------	-----------------
Total assets		$15,552	$16,733
		===========	==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued expenses
		$7,750	$2,650
Other payable
		6,384	125
Amount due to director
		25,349	-
Shareholder loan
		8,800	8,000
		------------------	------------------
Total current liabilities		48,283	10,775
		------------------	------------------
Stockholders' equity:
Common stock, $0.001 par value, 75,000,000 shares authorized; 5,260,000 shares issued and outstanding
	4	5,260	5,260
Additional paid up capital
	4	6,840	6,840
Deficit accumulated during the development stage
		(44,831)	(6,142)
		------------------	------------------
Total stockholders' (deficit)/equity		(32,731)	5,958
		------------------	------------------
Total liabilities and stockholders' equity		$15,552	$16,733
		===========	===========

See accompanying notes to the consolidated financial statements

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED JUNE 30, 2009 AND FROM OCTOBER 31, 2007 (INCEPTION) TO
JUNE 30, 2008 AND 2009

(Stated in US Dollars)
		For the Period	For the Period
	For the Year	from October 31,	from October 31,
	Ended	2007 (Inception)	2007 (Inception)
	June 30,	to June 30,	to June 30,
	2009	2008	2009
	----------------------	----------------------	----------------------

Net revenues	$11,295	$-	$11,295
Cost of revenues	10,821	-	10,821
	----------------------	----------------------	----------------------
Gross profits	474	-	474

Other general and administrative expenses	38,343	5,942	44,285
	----------------------	----------------------	----------------------
Loss from operations	(37,869)	(5,942)	(43,811)

Other expenses
Interests	820	200	1,020
	----------------------	----------------------	----------------------
Net loss	$(38,689)	$(6,142)	$(44,831)
	=============	=============	=============

Weighted average basic and diluted shares outstanding	5,260,000	5,260,000	4,867,961
	=============	=============	=============

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)
	=============	=============	=============

*Basic and diluted weighted average number of shares is the same since the Company does not have any dilutive securities

See accompanying notes to the consolidated financial statements

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM OCTOBER 31, 2007 (INCEPTION) TO JUNE 30, 2009

(Stated in US Dollars)
				Deficit
				accumulated
	Common stock		Additional	during the	Total
	------------------------		paid-in	development	stockholders'
	Shares	Amount	capital	stage	equity /(deficit)
	----------------	----------------	----------------	----------------	---------------
Balance at October 31, 2007	-	$-	$-	$-	$-
(inception)

Issuance of founder shares for
cash at $0.001 per share -
November 30, 2007	4,500,000	4,500	-	-	4,500

Sale of shares for cash at $0.01
per share - March, 2008	760,000	760	6,840	-	7,600

Net loss	-	-	-	(6,142)	(6,142)
	----------------	----------------	----------------	----------------	---------------

Balance at June 30, 2008	5,260,000	5,260	6,840	(6,142)	5,958

Net loss	-	-	-	(38,689)	(38,689)
	----------------	----------------	----------------	----------------	---------------

Balance at June 30, 2009	5,260,000	$5,260	$6,840	$(44,831)	$(32,731)
	=========	=========	=========	=========	========

See accompanying notes to the consolidated financial statements

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED JUNE 30, 2009 AND FROM OCTOBER 31, 2007 (INCEPTION) TO
JUNE 30, 2008 AND 2009

(Stated in US Dollars)
		For the Period	For the Period
		from October 31,	from October 31,
	For the Year	2007	2007
	Ended	(Inception) to	(Inception) to
	June 30, 2009	June 30, 2008	June 30, 2009
	----------------------	-----------------------	------------------------
Cash Flows from Operating Activities:
Net Loss	$(38,689)	$(6,142)	$(44,831)

Adjustments to Reconcile Net Loss to Net Cash Used
in Operating Activities:
Changes in Assets and Liabilities:
Increase in Accrued Expenses	5,100	2,650	7,750
Increase in Other Payable	6,259	125	6,384
Increase in Amount Due to Director	25,349	-	25,349
Increase in Account Receivable	(4,885)	-	(4,885)
Deposit on License Technology	-	(10,000)	(10,000)
Shareholder Loan	800	8,000	8,800
	-------------------	-------------------	-------------------
Net Cash Used in Operating Activities	(6,066)	(5,367)	(11,433)
	-------------------	-------------------	-------------------
Cash Flows from Investing Activities:	-	-	-
	-------------------	-------------------	-------------------
Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock	-	12,100	12,100
	-------------------	-------------------	-------------------
Net Cash Provided by Financing Activities	-	12,100	12,100
	-------------------	-------------------	-------------------
(Decrease) / Increase in Cash	(6,066)	6,733	667

Cash - Beginning of Period	6,733	-	-
	-------------------	-------------------	-------------------
Cash - End of Period	$667	$6,733	$667
	===========	===========	===========

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$820	$200	$1,020
	===========	===========	===========
Income Taxes Paid	$-	$-	$-
	===========	===========	===========

See accompanying notes to the consolidated financial statements

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND FOR THE PERIOD FROM OCTOBER 31, 2007
(INCEPTION) TO JUNE 30, 2008 AND 2009

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

On March 25, 2008, the Company commenced its operations in the recycling business by entering into a non- exclusive contract to license a proprietary PCB recycling license technology and has begun the evaluation of this technology. See notes 7 & 8 for details.

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

As of June 30, 2009, the Company has generated modest revenue of $11,295 and has incurred an accumulated deficit since inception totaling $44,831 at June 30, 2009 and its current liabilities exceed its current assets by $32,731. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern.

The Company filed an S-1/A Registration Statement with the United States Securities and Exchange Commission to register 610,000 shares of common stock for sale by certain selling shareholders at $0.02 per share for gross proceeds of $12,200. The Company will not receive any proceeds with respect to the resale of shares held by existing shareholders. This Registration Statement became effective on February 11, 2009.

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND FOR THE PERIOD FROM OCTOBER 31, 2007
(INCEPTION) TO JUNE 30, 2008 AND 2009

(Stated in US Dollars)
3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS
Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included.

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

Principals of Consolidation

The consolidated financial statements for the year ended June 30, 2009 include the financial statements of the Company and its wholly owned subsidiary Waytop Asia Pacific Limited. The results of subsidiary acquired or sold during the period are consolidated from their effective dates of acquisition or through their effective dates of disposition, respectively.

All significant inter-company transactions and balances have been eliminated on consolidation.
	Place of	Attributable
Name of Company	Incorporation	Interest

Waytop Asia Pacific Limited	Hong Kong	100%

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND FOR THE PERIOD FROM OCTOBER 31, 2007
(INCEPTION) TO JUNE 30, 2008 AND 2009

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

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND FOR THE PERIOD FROM OCTOBER 31, 2007
(INCEPTION) TO JUNE 30, 2008 AND 2009

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

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND FOR THE PERIOD FROM OCTOBER 31, 2007
(INCEPTION) TO JUNE 30, 2008 AND 2009

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

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND FOR THE PERIOD FROM OCTOBER 31, 2007
(INCEPTION) TO JUNE 30, 2008 AND 2009

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

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND FOR THE PERIOD FROM OCTOBER 31, 2007
(INCEPTION) TO JUNE 30, 2008 AND 2009

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

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60." Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FASB 163 is not expected to have a material impact on the Company's financial position.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events."  This Statement sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This Statement is effective for interim and annual periods ending after June 15, 2009. The company adopted this Statement in the quarter ended June 30, 2009. This Statement is not expected to have a material impact on the Company's consolidated financial results.

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND FOR THE PERIOD FROM OCTOBER 31, 2007
(INCEPTION) TO JUNE 30, 2008 AND 2009

(Stated in US Dollars)
3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (CONTINUED)
Recent Pronouncements (continued)

In June 2009, the FASB issued SFAS No. 166 amends SFAS No. 140 by removing the exemption from consolidation for Qualifying Special Purpose Entities (QSPEs). This Statement also limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. The adoption of these standards is not expected to have any material impact on the Company's Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)," SFAS No. 167 amends FASB Interpretation 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. The adoption of these standards is not expected to have any material impact on the Company's Consolidated Financial Statements.

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, "The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162" (the Codification). The Codification, which was launched on July 1, 2009, became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. The Codification eliminates the GAAP hierarchy contained in SFAS No. 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The implementation of this Statement is not expected to have change to the company's Consolidated Financial Statements.

4.	COMMON STOCK
As of June 30, 2009, the Company has 75,000,000 shares authorized and 5,260,000 shares issued and outstanding. There were no shares issued during the year ended June 30, 2009.
5.	RELATED COMPANY TRANSACTIONS
During the period from October 31, 2007 (inception) to June 30, 2009 the Director subscribed for 4,000,000 shares in the Company at $0.001 per share for a total amount of $4,000.

On March 31, 2008, the President and major shareholder of the Company loaned $8,000 to the Company for working capital. The loan is unsecured, payable on March 31, 2009 and bears interests at 10% per annum. On March 30, 2009, this loan was renewed with the principle of $8,800 and was further extended until March 31, 2010.

On July 22, 2009, a Director of the Company subscribed 1,250,000 shares in the Company for $25,000.

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND FOR THE PERIOD FROM OCTOBER 31, 2007
(INCEPTION) TO JUNE 30, 2008 AND 2009

(Stated in US Dollars)
6.	INCOME TAXES

No provision was made for income tax for the period from October 31, 2007 (Inception) to June 30, 2009 as the Company and its subsidiary had operating losses. For the period from October 31, 2007 (Inception) to June 30, 2009, the Company and its subsidiary incurred net operating losses for tax purposes of approximately $32,325 and $12,506, respectively. Total net operating losses carried forward at June 30, 2009, (i) for Federal and State purposes were $32,325 and $32,325, respectively and (ii) for its entities outside of the United States were $12,506 for the period from October 31, 2007 (Inception) to June 30, 2009. The net operating loss carry-forward may be used to reduce taxable income through the year 2026. The availability of the Company's net operating loss carry-forwards is subject to limitation if there is a 50% or more change in the ownership of the Company's stock.

There was no significant difference between reportable income tax and statutory income tax. The gross deferred tax asset balance as of June 30, 2009 was approximately $7,037 of which $4,848 was for US federal income tax and $2,189 was for Hong Kong income tax. A 100% valuation allowance has been established against the deferred tax asset, as the utilization of the loss carry-forwards cannot reasonably be assured.

As reconciliation between the income taxes computed at the United States and Hong Kong statutory rate and the Group's provision for income taxes is as follows:
June 30, 2009
$
United States federal income tax rate	15%
Valuation allowance-US federal income tax	(15%)
--------------
Provision for income tax	-
========

Hong Kong statutory rate	17.5%
Valuation allowance - Hong Kong Rate	(17.5%)
-------------
Provision for income tax	-
========

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND FOR THE PERIOD FROM OCTOBER 31, 2007
(INCEPTION) TO JUNE 30, 2008 AND 2009

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

On June 29, 2009 we entered into a Binding Memorandum of Terms for the proposed acquisition of Total Union PCB Recycle Ltd., the licensor of the PCB Recycling process. The agreement is pending completion of definitive documents and closure of a $5.0 million Private Investments in Public Equity ("PIPE") by Oakridge to support the transaction, prior to December 31, 2009 after which the Company's right to acquire Total Union will cease.

8.	SUBSEQUENT EVENTS

As filed on Form 8-K on July 22, 2009, the Company entered into a share subscription agreement with Mr. Michael Burney, the Company's President, CEO and director to subscribe for 1,250,000 shares in the Common Stock of our Company for US$25,000 at a price per share of US$0.02 per share.

As filed on Form 8-K on July 22, 2009, the Company entered into an executive service agreement with Mr. Michael Burney, our CEO. The service contract has a term of 5 years with an annual remuneration of $200,000. In the agreement, Mr. Burney has agreed not to accept or accrue any salary or expenses until Company financing is acquired. Additionally under the contract Mr. Burney is entitled to receive a bonus of 2% of funds raised for the Company before December 31, 2009.