Form 10-Q
period 2009-09-30
OAKRIDGE INTERNATIONAL CORP
filed 2009-11-10
CIK 1439724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10 - Q

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

Yes [ x ]    No [ ]

The number of common equity shares outstanding as of September 30, 2009 was 6,510,000 shares of Common Stock, $0.001 par value.

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statement

	Consolidated Balance Sheet - September 30, 2009 (Unaudited)	2

	Consolidated Statement of Operations - Three Months ended September 30, 2009, Three Months ended September 30, 2008, and from October 31, 2007 (Inception) to September 30, 2009 (Unaudited)	3

	Consolidated Statement of Stockholders' Equity - From October 31, 2007 (Inception) to September 30, 2009 (Unaudited)	4

	Consolidated Statement of Cash Flows - Three Months ended September 30, 2009, Three Months ended September 30, 2008, and from October 31, 2007 (Inception) to September 30, 2009 (Unaudited)	5

	Notes to Consolidated Financial Statement	6-16

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17-24

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	25

Item 4.	Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1	Legal Proceedings	26

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3	Defaults Upon Senior Securities	26

Item 4	Submission of Matters to a Vote of Security Holders	26

Item 5	Other Matters	26

Item 6.	Exhibits	26

SIGNATURES		27

PART I - FINANCIAL INFORMATION

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
AS AT SEPTEMBER 30, 2009
(UNAUDITED)
(Stated in US Dollars)
	Note	September 30, 2009	June 30, 2009
		(Unaudited)	(Audited)
ASSETS
Current assets:

Cash and cash equivalents
		$660	$667
Deposit on license technology
		10,000	10,000
Account receivable
		1,295	4,885
		------------------	-----------------
Total assets
		$11,955	$15,552
		===========	==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued expenses
		$5,200	$7,750
Other payable
		6,394	6,384
Amount due to director
		569	25,349
Shareholder loan
		8,800	8,800
		------------------	------------------
Total current liabilities
		20,963	48,283
		------------------	------------------

Stockholders' equity:

Common stock, $0.001 par value, 75,000,000 shares authorized; 6,510,000 shares issued and outstanding
	4	6,510	5,260
Additional paid up capital
	4	30,590	6,840
Deficit accumulated during the development stage
		(46,108)	(44,831)
		------------------	------------------
Total stockholders' deficit
		(9,008)	(32,731)
		------------------	------------------
Total liabilities and stockholders' equity
		$11,955	$15,552
		===========	===========

See accompanying notes to the consolidated financial statements

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009, THREE MONTHS ENDED SEPTEMBER 30, 2008, AND FROM OCTOBER 31, 2007 (INCEPTION) TO SEPTEMBER, 2009
(UNAUDITED)
(Stated in US Dollars)
			For the Period
	For the Three	For the Three	from October 31,
	Months Ended	Months Ended	2007 (Inception)
	September 30,	September 30,	to September 30,
	2009	2008	2009
	----------------------	----------------------	----------------------

Net revenues	$-	$-	$11,295
Cost of revenues	-	-	10,821
	----------------------	----------------------	----------------------
Gross profits	-	-	474

Other general and administrative expenses	1,057	3,131	45,342
	----------------------	----------------------	----------------------
Loss from operations	(1,057)	(3,131)	(44,868)

Other expenses
Interest	220	200	1,240
	----------------------	----------------------	----------------------
Net loss	$(1,277)	$(3,331)	$(46,108)
	=============	=============	=============

Weighted average basic and diluted shares outstanding	6,279,022	5,260,000	5,053,414
	=============	=============	=============

Loss per share - basic and diluted *	$(0.00)	$(0.00)	$(0.00)
	=============	=============	=============

*Basic and diluted weighted average number of shares is the same since the Company does not have any dilutive securities

See accompanying notes to the consolidated financial statements

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM OCTOBER 31, 2007 (INCEPTION) TO SEPTEMBER 30, 2009
(UNAUDITED)
(Stated in US Dollars)
				Deficit
				accumulated
			Additional	during the	Total
	Common stock		paid-in	development	stockholders'
	Shares	Amount	capital	stage	deficit
	----------------	----------------	----------------	----------------	---------------
Balance at October 31, 2007	-	$-	$-	$-	$-
(inception)

Issuance of founder shares for
cash at $0.001 per share -
November 30, 2007	4,500,000	4,500	-	-	4,500

Sale of shares for cash at $0.01
per share - March, 2008	760,000	760	6,840	-	7,600

Net loss	-	-	-	(6,142)	(6,142)
	----------------	----------------	----------------	----------------	---------------

Balance at June 30, 2008	5,260,000	5,260	6,840	(6,142)	5,958

Net loss	-	-	-	(38,689)	(38,689)
	----------------	----------------	----------------	----------------	---------------

Balance at June 30, 2009	5,260,000	5,260	6,840	(44,831)	(32,731)

Issuance of shares for services at
$0.02 per share - July 17, 2009	1,250,000	1,250	23,750	-	25,000

Net loss	-	-	-	(1,277)	(1,277)
	----------------	----------------	----------------	----------------	---------------

Balance at September 30, 2009	6,510,000	$6,510	$30,590	$(46,108)	$(9,008)
	=========	=========	=========	=========	========

See accompanying notes to the consolidated financial statements

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009, THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND FROM OCTOBER 31, 2007 (INCEPTION) TO SEPTEMBER 30, 2009
(UNAUDITED)
(Stated in US Dollars)
			For the Period
	For the Three	For the Three	from October 31, 2007
	Months Ended	Months Ended	(Inception) to
	September 30, 2009	September 30, 2008	September 30, 2009
	-----------------------	-----------------------	------------------------
Cash Flows from Operating Activities:
Net Loss	$(1,277)	$(3,331)	$(46,108)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Common Stock Issuance for Services	25,000	-	25,000
Changes in Assets and Liabilities:
(Decrease)/Increase in Accrued Expenses	(2,550)	3,150	5,200
Increase in Other Payable	10	-	6,394
(Decrease)/Increase in Amount due to director	(24,780)	-	569
Decrease/(Increase) in Account Receivable	3,590		(1,295)
Increase in Deposit on License Technology	-	-	(10,000)
Increase in Shareholder Loan	-	-	8,800
	-------------------	-------------------	-------------------
Net Cash Used in Operating Activities	(7)	(181)	(11,440)
	-------------------	-------------------	-------------------
Cash Flows from Investing Activities:	-	-	-
	-------------------	-------------------	-------------------
Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock	-	-	12,100
	-------------------	-------------------	-------------------
Net Cash Provided by Financing Activities	-	-	12,100
	-------------------	-------------------	-------------------
(Decrease) / Increase in Cash	(7)	(181)	660

Cash - Beginning of Period	667	6,733	-
	-------------------	-------------------	-------------------
Cash - End of Period	$660	$6,552	$660
	============	============	============

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$220	$200	$1,240
	============	============	============
Income Taxes Paid	$-	$-	$-
	============	============	============

See accompanying notes to the consolidated financial statements

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009
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

As of September 30, 2009, the Company has generated modest revenue of $11,295 and has incurred an accumulated deficit since inception totaling $46,108 at September 30, 2009 and its current liabilities exceed its current assets by $9,008. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern.

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009
(UNAUDITED)
(Stated in US Dollars)
3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS
Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principals generally accepted in the United States of America and the rules of the U.S. Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the period ended September 30, 2009. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the period ended September 30, 2009 included in the Company Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations for the interim period presented have been included. Operating results for the interim period are not necessary indicative of the results that may be expected for the respective full year.

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

Principals of Consolidation

The consolidated financial statements for the three months ended September 30, 2009 include the financial statements of the Company and its wholly owned subsidiary Waytop Asia Pacific Limited. The results of subsidiary acquired or sold during the period are consolidated from their effective dates of acquisition or through their effective dates of disposition, respectively.

All significant inter-company transactions and balances have been eliminated on consolidation.
	Place of	Attributable
Name of Company	Incorporation	Interest

Waytop Asia Pacific Limited	Hong Kong	100%

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009
(UNAUDITED)
(Stated in US Dollars)
3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (CONTINUED)
Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260 "Earnings Per Share" which codified SFAS No. 128, "Earnings per Share". ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Fair Value Measurements and Disclosures

ASC 820 "Fair Value Measurements and Disclosures" codified SFAS No. 107, "Disclosures About Fair Value of Financial Instruments". ASC 820 applies to all entities, transactions, and instruments that require or permit fair value measurements, with specific exceptions and qualifications. The Company is required to disclose estimated fair values of financial instruments. Unless otherwise indicated, the fair values of all reported assets and liabilities, which represent financial instruments, none of which are held for trading purposes, approximate are carrying values of such amounts.

Cash and Cash Equivalents
The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009
(UNAUDITED)
(Stated in US Dollars)
3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (CONTINUED)
Income Tax

The Company accounts for income taxes under ASC 740 "Income Taxes" which codified SFAS 109, "Accounting for Income Taxes."  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Foreign Currency Translation

The Company's functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with ASC 830 "Foreign Currency Translation" which codified SFAS No. 52, "Foreign Currency Translation" using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Hong Kong dollars. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009
(UNAUDITED)
(Stated in US Dollars)
3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (CONTINUED)
Stock-based compensation

ASC 718 "Compensation - Stock Compensation" codified SFAS No. 123 prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, may be classified as either equity or liabilities. The Company should determine if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity. The Company has not issued any stock or share based payments since its inception.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 "Equity - Based Payments to Non-Employees" which codified SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". Measurement of share-based payment transactions with non-employees shall be based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction should be determined at the earlier of performance commitment date or performance completion date.

Issuance of shares for service

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

Revenue Recognition

The Company recognizes its revenue in accordance with the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB 104"). Revenue is recognized upon shipment, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer or services have been provided, fees are fixed or determinable and collection of the related receivable is reasonably assured. Revenue is recorded net of estimated product returns, which is based upon the Company's return policy, sales agreements, management estimates of potential future product returns related to current period revenue, current economic trends, changes in customer composition and historical experience.

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009
(UNAUDITED)
(Stated in US Dollars)
3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (CONTINUED)
Recent Pronouncements

Recently Implemented Standards

ASC 105, Generally Accepted Accounting Principles ("ASC 105") (formerly Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162) reorganized by topic existing accounting and reporting guidance issued by the Financial Accounting Standards Board ("FASB") into a single source of authoritative generally accepted accounting principles ("GAAP") to be applied by nongovernmental entities. All guidance contained in the Accounting Standards Codification ("ASC") carries an equal level of authority. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Accordingly, all other accounting literature will be deemed "non-authoritative". ASC 105 is effective on a prospective basis for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has implemented the guidance included in ASC 105 as of July 1, 2009. The implementation of this guidance changed the Company's references to GAAP authoritative guidance but did not impact the Company's financial position or results of operations.

ASC 855, Subsequent Events ("ASC 855") (formerly Statement of Financial Accounting Standards No. 165, Subsequent Events) includes guidance that was issued by the FASB in May 2009, and is consistent with current auditing standards in defining a subsequent event. Additionally, the guidance provides for disclosure regarding the existence and timing of a Company's evaluation of its subsequent events. ASC 855 defines two types of subsequent events, "recognized" and "non-recognized". Recognized subsequent events provide additional evidence about conditions that existed at the date of the balance sheet and are required to be reflected in the financial statements. Non-recognized subsequent events provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date and, therefore; are not required to be reflected in the financial statements. However, certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. This guidance was effective prospectively for interim or annual financial periods ending after June 15, 2009. The Company implemented the guidance included in ASC 855 as of April 1, 2009. The effect of implementing this guidance was not material to the Company's financial position or results of operations.

ASC 944, Financial Services - Insurance ("ASC 944") contains guidance that was previously issued by the FASB in May 2008 as Statement of Financial Accounting Standards No. 163, Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60 that provides for changes to both the recognition and measurement of premium revenues and claim liabilities for financial guarantee insurance contracts that do not qualify as a derivative instrument in accordance with ASC 815, Derivatives and Hedging (formerly included under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities). This financial guarantee insurance contract guidance also expands the disclosure requirements related to these contracts to include such items as a Company's method of tracking insured financial obligations with credit deterioration, financial information about the insured financial obligations, and management's policies for placing and monitoring the insured financial obligations. ASC 944, as it relates to financial guarantee insurance contracts, was effective for fiscal years beginning after December 15, 2008, except for certain disclosures related to the insured financial obligations, which were effective for the third quarter of 2008. The Company does not have financial guarantee insurance products, and, accordingly, the implementation of this portion of ASC 944 did not have an effect on the Company's results of operations or financial position.

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009
(UNAUDITED)
(Stated in US Dollars)
3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (CONTINUED)
Recent Pronouncements (continued)

ASC 805, Business Combinations ("ASC 805") (formerly included under Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations) contains guidance that was issued by the FASB in December 2007. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with certain exceptions. Additionally, the guidance requires changes to the accounting treatment of acquisition related items, including, among other items, transaction costs, contingent consideration, restructuring costs, indemnification assets and tax benefits. ASC 805 also provides for a substantial number of new disclosure requirements. ASC 805 also contains guidance that was formerly issued as FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies which was intended to provide additional guidance clarifying application issues regarding initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. ASC 805 was effective for business combinations initiated on or after the first annual reporting period beginning after December 15, 2008. The Company implemented this guidance effective January 1, 2009. Implementing this guidance did not have an effect on the Company's financial position or results of operations; however it will likely have an impact on the Company's accounting for future business combinations, but the effect is dependent upon acquisitions, if any, that are made in the future.

ASC 810, Consolidation ("ASC 810") includes new guidance issued by the FASB in December 2007 governing the accounting for and reporting of noncontrolling interests (previously referred to as minority interests). This guidance established reporting requirements which include, among other things, that noncontrolling interests be reflected as a separate component of equity, not as a liability. It also requires that the interests of the parent and the noncontrolling interest be clearly identifiable. Additionally, increases and decreases in a parent's ownership interest that leave control intact shall be reflected as equity transactions, rather than step acquisitions or dilution gains or losses. This guidance also requires changes to the presentation of information in the financial statements and provides for additional disclosure requirements. ASC 810 was effective for fiscal years beginning on or after December 15, 2008. The Company implemented this guidance as of January 1, 2009. The effect of implementing this guidance was not material to the Company's financial position or results of operations.

ASC 825, Financial Instruments ("ASC 825") includes guidance which was issued in February 2007 by the FASB and was previously included under Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115. The related sections within ASC 825 permit a company to choose, at specified election dates, to measure at fair value certain eligible financial assets and liabilities that are not currently required to be measured at fair value. The specified election dates include, but are not limited to, the date when an entity first recognizes the item, when an entity enters into a firm commitment or when changes in the financial instrument causes it to no longer qualify for fair value accounting under a different accounting standard. An entity may elect the fair value option for eligible items that exist at the effective date. At that date, the difference between the carrying amounts and the fair values of eligible items for which the fair value option is elected should be recognized as a cumulative effect adjustment to the opening balance of retained earnings. The fair value option may be elected for each entire financial instrument, but need not be applied to all similar instruments. Once the fair value option has been elected, it is irrevocable. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. This guidance was effective as of the beginning of fiscal years that began after November 15, 2007. The Company does not have eligible financial assets and liabilities, and, accordingly, the implementation of ASC 825 did not have an effect on the Company's results of operations or financial position.

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009
(UNAUDITED)
(Stated in US Dollars)
3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (CONTINUED)
Recent Pronouncements (continued)

ASC 820, Fair Value Measurements and Disclosures ("ASC 820") (formerly included under Statement of Financial Accounting Standards No. 157, Fair Value Measurements) includes guidance that was issued by the FASB in September 2006 that created a common definition of fair value to be used throughout generally accepted accounting principles. ASC 820 applies whenever other standards require or permit assets or liabilities to be measured at fair value, with certain exceptions. This guidance established a hierarchy for determining fair value which emphasizes the use of observable market data whenever available. It also required expanded disclosures which include the extent to which assets and liabilities are measured at fair value, the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. ASC 820 also provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. The emphasis of ASC 820 is that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants, under current market conditions. ASC 820 also further clarifies the guidance to be considered when determining whether or not a transaction is orderly and clarifies the valuation of securities in markets that are not active. This guidance includes information related to a Company's use of judgment, in addition to market information, in certain circumstances to value assets which have inactive markets.

Fair value guidance in ASC 820 was initially effective for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years for financial assets and liabilities. The effective date of ASC 820 for all non-recurring fair value measurements of nonfinancial assets and nonfinancial liabilities was fiscal years beginning after November 15, 2008. Guidance related to fair value measurements in an inactive market was effective in October 2008 and guidance related to orderly transactions under current market conditions was effective for interim and annual reporting periods ending after June 15, 2009.

The Company applied the provisions of ASC 820 to its financial assets and liabilities upon adoption at January 1, 2008 and adopted the remaining provisions relating to certain nonfinancial assets and liabilities on January 1, 2009. The difference between the carrying amounts and fair values of those financial instruments held upon initial adoption, on January 1, 2008, was recognized as a cumulative effect adjustment to the opening balance of retained earnings and was not material to the Company's financial position or results of operations. The Company implemented the guidance related to orderly transactions under current market conditions as of April 1, 2009, which also was not material to the Company's financial position or results of operations.

Recently Issued Standards

In August 2009, the FASB issued ASC Update No. 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value ("ASC Update No. 2009-05"). This update amends ASC 820, Fair Value Measurements and Disclosures and provides further guidance on measuring the fair value of a liability. The guidance establishes the types of valuation techniques to be used to value a liability when a quoted market price in an active market for the identical liability is not available, such as the use of an identical or similar liability when traded as an asset. The guidance also further clarifies that a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are both Level 1 fair value measurements. If adjustments are required to be applied to the quoted price, it results in a level 2 or 3 fair value measurement. The guidance provided in the update is effective for the first reporting period (including interim periods) beginning after issuance. The Company does not expect that the implementation of ASC Update No. 2009-05 will have a material effect on its financial position or results of operations.

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009
(UNAUDITED)
(Stated in US Dollars)
3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (CONTINUED)
Recent Pronouncements (continued)

In September 2009, the FASB issued ASC Update No. 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) ("ASC Update No. 2009-12"). This update sets forth guidance on using the net asset value per share provided by an investee to estimate the fair value of an alternative investment. Specifically, the update permits a reporting entity to measure the fair value of this type of investment on the basis of the net asset value per share of the investment (or its equivalent) if all or substantially all of the underlying investments used in the calculation of the net asset value is consistent with ASC 820. The update also requires additional disclosures by each major category of investment, including, but not limited to, fair value of underlying investments in the major category, significant investment strategies, redemption restrictions, and unfunded commitments related to investments in the major category. The amendments in this update are effective for interim and annual periods ending after December 15, 2009 with early application permitted. The Company does not expect that the implementation of ASC Update No. 2009-12 will have a material effect on its financial position or results of operations.

In June 2009, FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) ("Statement No. 167"). Statement No. 167 amends FASB Interpretation No. 46R, Consolidation of Variable Interest Entities an interpretation of ARB No. 51 ("FIN 46R") to require an analysis to determine whether a company has a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has a) the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The statement requires an ongoing assessment of whether a company is the primary beneficiary of a variable interest entity when the holders of the entity, as a group, lose power, through voting or similar rights, to direct the actions that most significantly affect the entity's economic performance. This statement also enhances disclosures about a Company's involvement in variable interest entities. Statement No. 167 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. Although Statement No. 167 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 167 to have a material impact on its financial position or results of operations.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140 ("Statement No. 166"). Statement No. 166 revises FASB Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Extinguishment of Liabilities a replacement of FASB Statement 125 ("Statement No. 140") and requires additional disclosures about transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. It also eliminates the concept of a "qualifying special-purpose entity", changes the requirements for derecognizing financial assets, and enhances disclosure requirements. Statement No. 166 is effective prospectively, for annual periods beginning after November 15, 2009, and interim and annual periods thereafter. Although Statement No. 166 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 166 will have a material impact on its financial position or results of operations.

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009
(UNAUDITED)
(Stated in US Dollars)
4.	COMMON STOCK
As of September 30, 2009, the Company has 75,000,000 shares authorized and 6,510,000 shares issued and outstanding. There were 1,250,000 shares issued during the three months ended September 30, 2009.
5.	RELATED COMPANY TRANSACTIONS
During the period from October 31, 2007 (inception) to September 30, 2009 a Director subscribed for 4,000,000 shares in the Company at $0.001 per share for a total amount of $4,000.

On March 31, 2008, the President and major shareholder of the Company loaned $8,000 to the Company for working capital. The loan is unsecured, payable on March 31, 2009 and bears interests at 10% per annum. On March 30, 2009, this loan was renewed with the principle of $8,800 and was further extended until March 31, 2010.

On July 17, 2009, a Director of the Company subscribed 1,250,000 shares in the Company for $25,000.
6.	INCOME TAXES

No provision was made for income tax for the period from October 31, 2007 (Inception) to September 30, 2009 as the Company and its subsidiary had operating losses. In the period ended September 30, 2009, the Company and its subsidiary incurred net operating losses for tax purposes of approximately $32,775 and $13,333, respectively. Total net operating losses carried forward at September 30, 2009, (i) for Federal and State purposes were $32,775 and $32,775, respectively and (ii) for its entities outside of the United States were $13,333 for the period ended September 30, 2009. The net operating loss carry-forward may be used to reduce taxable income through the year 2026. The availability of the Company's net operating loss carry-forwards is subject to limitation if there is a 50% or more change in the ownership of the Company's stock.

There was no significant difference between reportable income tax and statutory income tax. The gross deferred tax asset balance as of September 30, 2009 was approximately $7,250 of which $4,916 was for US federal income tax and $2,334 was for Hong Kong income tax. A 100% valuation allowance has been established against the deferred tax asset, as the utilization of the loss carry-forwards cannot reasonably be assured.

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009
(UNAUDITED)
(Stated in US Dollars)
6.	INCOME TAXES (CONTINUED)
As reconciliation between the income taxes computed at the United States and Hong Kong statutory rate and the Group's provision for income taxes is as follows:

September 30,
2009
$
United States federal income tax rate	15%
Valuation allowance-US federal income tax	(15%)
-------------------
Provision for income tax	-
==========
Hong Kong statutory rate	17.5%
Valuation allowance - Hong Kong Rate	(17.5%)
-------------------
Provision for income tax	-
==========
7.	COMMITMENT AND CONTINGENECY

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

Critical Accounting Policy and Estimates

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended September 30, 2009.

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

We are a development stage company that has generated modest revenues of $11,295 from operations since our incorporation on October 31, 2007 to September 30, 2009. We have incurred losses since our inception.

For the year ended June 30, 2009 and for the three months ended September 30, 2009, we focused on developing a business model for this recycling technology and performing due diligence regarding potential sources for acquiring recyclable materials.

Summary of Our Plans
To implement our business plan, in addition to raising additional financing, we will need to secure and negotiate contracts with acceptable terms for:
*	Sources of EOL electronic PCBs from recycling centers and scrap PCBs from PCB factories
*	Customers for the raw materials recovered from this recycling technology
*	Financing for processing these materials

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

On June 29, 2009 we entered into a Binding Memorandum of Terms for the proposed acquisition of Total Union PCB Recycle Ltd. ("Total Union"), the licensor of the PCB Recycling process. The agreement is pending completion of definitive documents and closure of a Private Investments in Public Equity ("PIPE") by Oakridge to support the transaction, prior to December 31, 2009 after which the Company's right to acquire Total Union will cease.

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

Financial

Our financial plans involve getting sufficient funding to continue trading in scrap PCBs and to close the transaction to acquire Total Union. These two initiatives are independent, and require separate strategy. The trading of the scrap PCBs requires funding of about US$500,000 to buy PCB scrap materials and selling to our customers. The purchase of Total Union, pending completion of the due diligence, will require working capital of about US$5 million to be raised prior to December 31, 2009, after which the Company will cease to have the right to acquire Total Union. In either case, we will seek to raise development, operation and expansion funds for the next twelve months. We have implemented a strategy to raise up to $5.0 million private investment in our common stock to support these plans. We expect that we shall be able to attract investors when our shares are listed and saleable on a recognized exchange, such as the Over-the-counter Bulletin Board. In addition, management is seeking strategic investors and partners to execute the operational plan as set out in this section.

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

Operations - Hong Kong

On June 29, 2009 we entered into a Binding Memorandum of Terms for the proposed acquisition of Total Union PCB Recycle Ltd. ("Total Union"), the licensor of the PCB Recycling process. The agreement is pending completion of definitive documents and closure of a Private Investments in Public Equity ("PIPE") by Oakridge to support the transaction, prior to December 31, 2009 after which the Company's right to acquire Total Union will cease. When the acquisition of Total Union closes, our Hong Kong operations would start immediately. This Hong Kong facility has the capacity to process approximately 300 tons of scrap PCBs per month. Alternatively, we are also exploring setting up our own facilities if the acquisition is not successful. We will continue to trade in scrap PCBs once we have raised the initial capital of US$500,000.

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

Results of Operations
FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2009, THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2008 AND FOR THE PERIOD FROM OCTOBER 31, 2007 (INCEPTION) TO SEPTEMBER 30, 2009
REVENUES

The Company realized no revenue, no cost of revenue and no gross profit for the three month period ended September 30, 2009. We hope to generate additional revenue when we receive more contracts.

The Company has realized no revenue, no cost of revenue and no gross profit for the three month period ended September 30, 2008.

For the period from October 31, 2007 (date of inception) to September 30, 2009, the Company realized revenue of $11,295, incurred a cost of revenue of $10,821 and achieved a gross profit of $474.

OPERATING EXPENSES

For the three month period ended September 30, 2009, we had no gross profit and our total operating expenses were $1,057, all of which were selling, general and administrative expenses. We also had $220 in interest expense. Our net loss to our shareholders for the three month period ended September 30, 2009 was $1,277.

For the three month period ended September 30, 2008, we had no gross profit and our total operating expenses were $3,131, all of which were selling, general and administrative expenses. We also had $200 in interest expense. Our net loss to our shareholders for the three month period ended September 30, 2008 was $3,331.

For the period from October 31, 2007 (date of inception) to September 30, 2009, the accumulated gross profit was $474, the total operating expenses were $45,342 which were all selling, general and administrative expenses, and we had $1,240 in interest expense, resulting in an accumulated net loss to our shareholders of $46,108.

Liquidity and Capital Resources
We do not have sufficient resources to accomplish our business plans. As of September 30, 2009, we had $660 in cash.

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

Going Concern Consideration

The Company is a development stage company and has commenced operations. The Company had modest revenue of $11,295 and incurred a net loss of $1,277 for the three months ended September 30, 2009 and an accumulated net loss of $46,108 for the period from October 31, 2007 (inception) to September 30, 2009. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in emerging markets and the competitive environment in which the Company operates. The Company is pursuing financing for its operations. In addition the Company has commenced operations to earn revenues. Failure to secure such financing, to raise additional equity capital and to earn revenue may result in the Company depleting its available funds and not being able to pay its obligations. These consolidated financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
There was no matter submitted to a vote of security holders during the fiscal quarter ended September 30, 2009.
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
Dated: November 10, 2009
OAKRIDGE INTERNATIONAL CORPORATION

By:	/s/ Michael Burney
Name:	Michael Burney
Title:	President, Director and
Chief Executive Officer

By:	/s/ Sau Shan Ku
Name:	Sau Shan Ku
Title:	Treasurer, Secretary, Director
Chief Financial Officer