Form 10-Q
period 2009-12-31
OAKRIDGE INTERNATIONAL CORP
filed 2010-02-19
CIK 1439724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10 - Q

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from [ ] to [ ]

Commission File Number: [   ]

(Exact Name of Registrant as Specified in Its Charter)

Nevada	98-0648307
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

Suite 1609, 16/F., Jie Yang Building, 271 Lockhart Road, Wanchai, Hong Kong	n/a
(Address of Principal Executive Offices)	(Zip Code)

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

Yes [ x ] No [   ]

The number of common equity shares outstanding as of December 31, 2009 was 6,510,000 shares of Common Stock, $0.001 par value.

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheet - December 31, 2009 (Unaudited)	2

	Consolidated Statements of Operations - Three Months and Six Months ended December 31, 2009 and 2008, and from October 31, 2007 (Inception) to December 31, 2009 (Unaudited)	3

	Consolidated Statement of Stockholders' Equity - From October 31, 2007 (Inception) to December 31, 2009 (Unaudited)	4

	Consolidated Statement of Cash Flows - Six Months ended December 31, 2009, Six Months ended December 31, 2008, and from October 31, 2007 (Inception) to December 31, 2009 (Unaudited)	5

	Notes to Consolidated Financial Statements	6-18

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19-26

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	27

Item 4.	Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1	Legal Proceedings	28

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3	Defaults Upon Senior Securities	28

Item 4	Submission of Matters to a Vote of Security Holders	28

Item 5	Other Matters	28

Item 6.	Exhibits	28

SIGNATURES		29

PART I - FINANCIAL INFORMATION

OAKRIDGE INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED BALANCE SHEET AS AT DECEMBER 31, 2009 (UNAUDITED) (Stated in US Dollars)

	Note	December 31, 2009	June 30, 2009
		(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents		$673	$667
Deposit on license technology	4	10,000	10,000
Account receivable		-	4,885
		------------------	-----------------
Total assets		$10,673	$15,552
		===========	==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued expenses		$6,150	$7,750
Other payable		5,112	6,384
Amount due to director	6	789	25,349
Shareholder loan	6	8,800	8,800
		------------------	------------------
Total current liabilities		20,851	48,283
		------------------	------------------

Stockholders' equity:
Common stock, $0.001 par value, 75,000,000 shares authorized; 6,510,000 shares issued and outstanding	5	6,510	5,260
Additional paid up capital	5	30,590	6,840
Deficit accumulated during the development stage		(47,278)	(44,831)
		------------------	------------------
Total stockholders' deficit		(10,178)	(32,731)
		------------------	------------------
Total liabilities and stockholders' equity		$10,673	$15,552
		===========	===========

See accompanying notes to the consolidated financial statements

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008,
AND FOR THE PERIOD FROM OCTOBER 31, 2007 (INCEPTION) TO DECEMBER 31, 2009
(UNAUDITED)
(Stated in US Dollars)

					For the Period
	For the Three	For the Three	For the Six	For the Six	from October 31,
	Months Ended	Months Ended	Months Ended	Months Ended	2007 (Inception)
	December 31,	December 31,	December 31,	December 31,	to December 31,
	2009	2008	2009	2008	2009
	------------------	-------------------	-------------------	------------------	------------------

Net revenues	$-	$ 11,295	$ -	$ 11,295	$ 11,295
Cost of revenues	-	10,821	-	10,821	10,821
	------------------	-----------------	------------------	------------------	------------------
Gross profits	-	474	-	474	474

Other general and administrative expenses	950	3,639	2,007	6,770	46,292
	-------------------	-----------------	------------------	------------------	------------------
Loss from operations	(905)	(3,165)	(2,007)	(6,296)	(45,818)

Other expenses
Interest	220	200	440	400	1,460
	-------------------	------------------	-------------------	-------------------	-------------------
Net loss	$(1,170)	$ (3,365)	$ (2,447)	$ (6,696)	$ (47,278)
	===========	===========	===========	===========	===========

Weighted average basic and diluted shares outstanding	5,260,000	5,260,000	6,394,511	5,260,000	5,222,614
	===========	===========	===========	===========	===========

Loss per share - basic and diluted*	$(0.00)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
	===========	===========	===========	===========	===========

*Basic and diluted weighted average number of shares is the same since the Company does not have any dilutive securities

See accompanying notes to the consolidated financial statements

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM OCTOBER 31, 2007 (INCEPTION) TO DECEMBER 31, 2009
(UNAUDITED)
(Stated in US Dollars)

				Deficit
				accumulated
			Additional	during the	Total
	Common stock		paid-in	development	stockholders'
	Shares	Amount	capital	stage	deficit

Balance at October 31, 2007	-	$-	$-	$-	$-
(inception)

Issuance of founder shares for
cash at $0.001 per share -
November 30, 2007	4,500,000	4,500	-	-	4,500

Sale of shares for cash at $0.01
per share - March, 2008	760,000	760	6,840	-	7,600

Net loss	-	-	-	(6,142)	(6,142)
	----------------	----------------	----------------	----------------	---------------

Balance at June 30, 2008	5,260,000	5,260	6,840	(6,142)	5,958

Net loss	-	-	-	(38,689)	(38,689)
	----------------	----------------	----------------	----------------	---------------

Balance at June 30, 2009	5,260,000	5,260	6,840	(44,831)	(32,731)

Issuance of shares for services at
$0.02 per share - July 17, 2009	1,250,000	1,250	23,750	-	25,000

Net loss	-	-	-	(1,277)	(1,277)
	----------------	----------------	----------------	----------------	---------------

Balance at September 30, 2009	6,510,000	6,510	30,590	(46,108)	(9,008)

Net loss	-	-	-	(1,170)	(1,170)
	----------------	----------------	----------------	----------------	---------------

Balance at December 31, 2009	6,510,000	$ 6,510	$ 30,590	$ (47,278)	$ (10,178)
	=========	=========	=========	=========	========

See accompanying notes to the consolidated financial statements

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008,
AND FROM OCTOBER 31, 2007 (INCEPTION) TO DECEMBER 31, 2009
(UNAUDITED)
(Stated in US Dollars)
			For the Period
	For the Six	For the Six	from October 31, 2007
	Months Ended	Months Ended	(Inception) to
	December 31, 2009	December 31 2008	December 31, 2009
	-----------------------	-----------------------	------------------------
Cash Flows from Operating Activities:
Net Loss	$(2,447)	$(6,696)	$(47,278)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Common Stock Issuance for Services	25,000	-	25,000
Changes in Assets and Liabilities:
(Decrease)/Increase in Accrued Expenses	(1,600)	1,700	6,150
(Decrease)/Increase in Other Payable	(1,272)	3,253	5,112
(Decrease)/Increase in Amount due to director	(24,560)	600	789
Decrease/(Increase) in Account Receivable	4,885	(4,885)	-
Increase in Deposit on License Technology	-	-	(10,000)
Increase in Shareholder Loan	-	-	8,800
	-------------------	-------------------	-------------------
Net Cash Provided by / (Used in) Operating Activities	6	(6,028)	(11,427)
	-------------------	-------------------	-------------------
Cash Flows from Investing Activities:	-	-	-
	-------------------	-------------------	-------------------
Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock	-	-	12,100
	-------------------	-------------------	-------------------
Net Cash Provided by Financing Activities	-	-	12,100
	-------------------	-------------------	-------------------
Increase / (Decrease) in Cash	6	(6,028)	673

Cash - Beginning of Period	667	6,733	-
	-------------------	-------------------	-------------------
Cash - End of Period	$673	$705	$673
	============	============	============

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$440	$400	$1,460
	============	============	============
Income Taxes Paid	$-	$-	$-
	============	============	============

See accompanying notes to the consolidated financial statements

OAKRIDGE INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 (UNAUDITED) (Stated in US Dollars)
1.	ORGANIZATION

Oakridge International Corporation (the "Company") is a Nevada corporation, incorporated on October 31, 2007. The Company is currently a development stage enterprise, as defined by Accounting Standards Codification ASC 915 "Development Stage Entity" formerly Statement of Financial Accounting Standard ("SFAS") No. 7 "Accounting and Reporting for Enterprises in the Development Stage". The Company's office is located in Hong Kong, China and its principal business will include recycling scrap and End Of Life ("EOL") electronic Printed Circuit Boards ("PCB"), and the establishment of recycling operations in Asia and in the USA.

On March 25, 2008, the Company commenced its operations in the recycling business by entering into a non- exclusive contract to license a proprietary PCB recycling license technology and has begun the evaluation of this technology. After a few extensions, this exclusive contract to license a technology expired on September 30, 2009 and was not renewed.

On June 29, 2009 we entered into a Binding Memorandum of Terms ("MOT") for the proposed acquisition of Total Union PCB Recycle Ltd., the licensor of the PCB Recycling process. In accordance with the agreement, the acquisition is subject to the completion of definitive documents and closure of a $5.0 million financing by Oakridge to support the transaction, prior to December 31, 2009 after which the Company's right to acquire Total Union will cease. This MOT expired on December 31, 2009 as the parties could not agree on extending the general principals and terms of the MOT.

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

As of December 31, 2009, the Company has generated modest revenue of $11,295 and has incurred an accumulated deficit since inception totaling $47,278 at December 31, 2009 and its current liabilities exceed its current assets by $10,178. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern.

OAKRIDGE INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 (UNAUDITED) (Stated in US Dollars)
3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS
Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principals generally accepted in the United States of America and the rules of the U.S. Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the year ended June 30, 2009. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended June 30, 2009 included in the Company Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations for the interim period presented have been included. Operating results for the interim period are not necessary indicative of the results that may be expected for the respective full year.

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

Principals of Consolidation

The consolidated financial statements for the six months ended December 31, 2009 include the financial statements of the Company and its wholly owned subsidiary Waytop Asia Pacific Limited. The results of subsidiary acquired or sold during the period are consolidated from their effective dates of acquisition or through their effective dates of disposition, respectively.

All significant inter-company transactions and balances have been eliminated on consolidation.

	Place of	Attributable
Name of Company	Incorporation	Interest

Waytop Asia Pacific Limited	Hong Kong	100%

OAKRIDGE INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 (UNAUDITED) (Stated in US Dollars)
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

OAKRIDGE INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 (UNAUDITED) (Stated in US Dollars)
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

OAKRIDGE INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 (UNAUDITED) (Stated in US Dollars)
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

OAKRIDGE INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 (UNAUDITED) (Stated in US Dollars)
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

OAKRIDGE INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 (UNAUDITED) (Stated in US Dollars)
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

OAKRIDGE INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 (UNAUDITED) (Stated in US Dollars)
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

Recently Issued Standards

In August 2009, the FASB issued ASC Update ("ASU") No. 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value ("ASU No. 2009-05"). This update amends ASC 820, Fair Value Measurements and Disclosures and provides further guidance on measuring the fair value of a liability. The guidance establishes the types of valuation techniques to be used to value a liability when a quoted market price in an active market for the identical liability is not available, such as the use of an identical or similar liability when traded as an asset. The guidance also further clarifies that a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are both Level 1 fair value measurements. If adjustments are required to be applied to the quoted price, it results in a level 2 or 3 fair value measurement. The guidance provided in the update is effective for the first reporting period (including interim periods) beginning after issuance. The Company does not expect that the implementation of ASU No. 2009-05 will have a material effect on its financial position or results of operations.

In September 2009, the FASB issued ASC Update ("ASU") No. 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) ("ASU No. 2009-12"). This update sets forth guidance on using the net asset value per share provided by an investee to estimate the fair value of an alternative investment. Specifically, the update permits a reporting entity to measure the fair value of this type of investment on the basis of the net asset value per share of the investment (or its equivalent) if all or substantially all of the underlying investments used in the calculation of the net asset value is consistent with ASC 820. The update also requires additional disclosures by each major category of investment, including, but not limited to, fair value of underlying investments in the major category, significant investment strategies, redemption restrictions, and unfunded commitments related to investments in the major category. The amendments in this update are effective for interim and annual periods ending after December 15, 2009 with early application permitted. The Company does not expect that the implementation of ASCU No. 2009-12 will have a material effect on its financial position or results of operations.

OAKRIDGE INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 (UNAUDITED) (Stated in US Dollars)
3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (CONTINUED)
Recent Pronouncements (continued)

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force)." ("ASC Update No. 2009-13). This updates set forth the guidance on the existing multiple-element arrangement currently in FASB Topic 605-25 (Revenue Recognition - Multiple-Element Arrangements). This new guidance eliminates the requirement that all undelivered elements have objective evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to the items that have already been delivered. Further, companies will be required to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though such deliverables are not sold separately by either company itself or other vendors. This new guidance also significantly expands the disclosures required for multiple-element revenue arrangements. The revised guidance will be effective for the first annual period beginning on or after June 15, 2010. The Company does not expect that the implementation of ASU No. 2009-13 will have a material effect on its financial statements.

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

OAKRIDGE INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 (UNAUDITED) (Stated in US Dollars)
3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (CONTINUED)
Recent Pronouncements (continued)
Accounting Standards Issued But Not Yet Effective

In January 2010, the Financial Accounting Standards Board ("FASB") issued an accounting standard update, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements. The Update would affect all entities that are required to make disclosures about recurring and nonrecurring fair value measurements. The Board concluded that users will benefit from improved disclosures in this Update and that the benefits of the increased transparency in financial reporting will outweigh the costs of complying with the new requirements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 30, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact this update will have on our financial statements.

In January 2010, the Financial Accounting Standards Board ("FASB") issued an accounting standard update to address implementation issues related to the changes in ownership provisions in the Consolidation - Overall Subtopic (Subtopic 810-10) of the FASB Accounting Standards Codification?, originally issued as FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. Subtopic 810-10 establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction.

In December 2009, the Financial Accounting Standards Board ("FASB") issued an accounting standard update for improvements to financial reporting by enterprises involved with Variable Interest Entities. The subsections clarify the application of the General Subsections to certain legal entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the legal entity to finance its activities without additional subordinated financial support [FIN 46(R), paragraph 1, sequence 55.1] or, as a group, the holders of the equity investment at risk lack any one of the following three characteristics: [FIN 46(R), paragraph 1, sequence 55.2]

a.	The power, through voting rights or similar rights, to direct the activities of a legal entity that most significantly impact the entity's economic performance [FIN 46(R), paragraph 1, sequence 55.2.1]
b.	The obligation to absorb the expected losses of the legal entity [FIN 46(R), paragraph 1, sequence 55.2.2]
c.	The right to receive the expected residual returns of the legal entity. [FIN 46(R), paragraph 1, sequence 55.2.3]

OAKRIDGE INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 (UNAUDITED) (Stated in US Dollars)
3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (CONTINUED)
Recent Pronouncements (continued)

The amendments in this update to the Accounting Standards Codification are the result of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The adoption of this update to improving the financial reporting by enterprises involved with Variable Interest Entities, as codified in ASC 810, did not have any impact on the Company's financial statements.

In December 2009, the Financial Accounting Standards Board ("FASB") issued an accounting standard update, Transfers and Servicing (Topic 860) Accounting for Transfers of Financial Assets. The amendments in this update to the Accounting Standards Codification are the result of FASB Statement No. 166, Accounting for Transfers of Financial Assets. The adoption of this update did not have any impact on the Company's financial statements.

4.	DEPOSITS
Deposits are summarized as follows:
	As of December 31, 2009	As of June 30, 2009
	-----------------------	-----------------------
	US$	US$

PCB recycle process license in U.S.A.	10,000	10,000
	-----------------------	-----------------------

	10,000	10,000
	==============	=============

On October 1, 2009 the technology license expired and the parties could not agree on an extension. The Company expects to receive the refund of this deposit in March 2010.

OAKRIDGE INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 (UNAUDITED) (Stated in US Dollars)
5.	COMMON STOCK

As of December 31, 2009, the Company has 75,000,000 shares authorized and 6,510,000 shares issued and outstanding. There were 1,250,000 shares issued during the three months ended September 30, 2009 and there were no shares issued during the three months period ended December 31, 2009.

6.	RELATED COMPANY TRANSACTIONS
During the period from October 31, 2007 (inception) to December 31, 2009 a Director subscribed for 4,000,000 shares in the Company at $0.001 per share for a total amount of $4,000.

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

On July 17, 2009, a Director of the Company subscribed 1,250,000 shares in the Company for $25,000.
As of December 31, 2009 and June 30, 2009, the amount due to a director was $789 and $25,349 respectively. The amount due to a director is unsecured, non-interest bearing and payable on demand.
7.	INCOME TAXES

No provision was made for income tax for the period from October 31, 2007 (Inception) to December 31, 2009 as the Company and its subsidiary had operating losses. From the date of inception to the period ended December 31, 2009, the Company and its subsidiary incurred net operating losses for tax purposes of approximately $33,495 and $13,783, respectively. Total net operating losses carried forward at December 31, 2009, (i) for Federal and State purposes were $33,495and $33,495, respectively and (ii) for its entities outside of the United States were $13,783 for the period ended December 31, 2009. The net operating loss carry-forward may be used to reduce taxable income through the year 2026. The availability of the Company's net operating loss carry-forwards is subject to limitation if there is a 50% or more change in the ownership of the Company's stock.

There was no significant difference between reportable income tax and statutory income tax. The gross deferred tax asset balance as of December 31, 2009 was approximately $7,424 of which $5,024 was for US federal income tax and $2,400 was for Hong Kong income tax. A 100% valuation allowance has been established against the deferred tax asset, as the utilization of the loss carry-forwards cannot reasonably be assured.

OAKRIDGE INTERNATIONAL CORPORATION (A DEVELOPMENT STAGE COMPANY) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 (UNAUDITED) (Stated in US Dollars)
7.	INCOME TAXES (CONTINUED)
As reconciliation between the income taxes computed at the United States and Hong Kong statutory rate and the Group's provision for income taxes is as follows:
December 31, 2009
$
United States federal income tax rate	15%
Valuation allowance-US federal income tax	(15%)
Provision for income tax	-

Hong Kong statutory rate	16.5%
Valuation allowance - Hong Kong Rate	(16.5%)
Provision for income tax	-

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

Critical Accounting Policy and Estimates

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended December 31, 2009.

Operation Overview
Business of the Issuer

Oakridge International Corporation is an environmental services company specializing in recovering raw materials from End Of Life ("EOL") electronic printed circuit boards and other electronic products and components. We plan to own recycling facilities in Hong Kong and then in the USA. Our main operations and services will include the acquisition of EOL recyclable materials such as scrap Printed Circuit Boards ("PCBs") from PCB factories, EOL electronic products from recycling centers, and other EOL electronic sources. After we have processed the PCBs or scrap through our facilities utilizing a proprietary recycling technology, we will then sell the raw materials recovered to customers in the USA and China. We believe the major customers for the raw materials will be manufacturers that can utilize the raw materials in the creation of new products. We believe this recycling process and the use of the recycled raw materials is both environmentally correct, and for corporations and individuals worldwide, an essential responsibility to ensure that EOL electronic products are properly recycled.

We are a development stage company that has generated modest revenues of $11,295 from operations since our incorporation on October 31, 2007 to December 31, 2009. We have incurred losses since our inception.

For the year ended June 30, 2009 and for the six months ended December 31, 2009, we focused on developing a business model for this recycling technology and performing due diligence regarding potential sources for acquiring recyclable materials.

Resignation of Director and Senior Officer

On February 15, 2010, the Company received a Separation Agreement and Release of Claims ("Separation Agreement") from and signed by Mr. Michael Burney ("Mr. Burney"), our President and Chief Executive Officer ("CEO") in respect of his resignation as President, CEO and member of the board of directors of the Company (the "Director").

Under the Separation Agreement, Mr. Burney resigned as President, CEO and Director of the Company dated effective February 14, 2010. Furthermore the Separation Agreement included two clauses: a Release of Claims and a Mutual Non-Disparagement clause, both of which the Board cannot agree and accept for reasons including not complying with the Company's request, prior to his resignation, for work reports and contact details (the "Reports") of his activities as officer of the Company for the past 5 months. Mr. Burney has not produced any reports or information prior to his resignation. The Company shall continue to request Mr. Burney for all the outstanding Reports.

Termination of Recycle Technology

In March 2008, we signed a Technology License Agreement for the PCB Recycling process paying an initial refundable deposit of US$10,000. Under the agreement, the Company has a non-exclusive license to the technology for recycling PCB's outside of China. The Company was required to pay a further US$40,000 for the Technology License by September 30, 2008, after which all funds would become non-refundable. At the end of September 2008, the Technology License Agreement was extended by mutual consent for another six months until March 31, 2009 in order for the Company to complete its evaluation. On March 30, 2009, this Technology License Agreement was further extended by mutual consent for six months to September 30, 2009. The Technology Agreement was expired on October 1, 2010 as the parties could not agree on a further extension.

Termination of Acquisition of Total Union PCB Recycle Limited

On June 29, 2009 we entered into a Binding Memorandum of Terms for the proposed acquisition of Total Union PCB Recycle Ltd. ("Total Union"), the licensor of the PCB Recycling process. The agreement expired on December 31, 2009 and the parties could not agree to enter into a new Binding Memorandum of Terms, which was proposed and rejected.

Recycle Process and Technology

After the initial two Agreements above expired, our plan is still to have PCB recycling facilities in Asia and the USA. We still plan to use a PCB recycling process where we recycle scrap and EOL PCBs in an efficient and environmentally friendly process. This type of technology involves special crushing of PCBs, followed by separation of the metallic and non-metallic materials with a proprietary separation process. The technique has advantages over other methods proposed for recycling PCBs since it does not involve any secondary pollutants that are harmful to the environment. We have identified two other potential manufacturers of the crushing technology for evaluation and discussion.

Summary of Our Plans
To implement our business plan, in addition to raising additional financing, we will need to secure and negotiate contracts with acceptable terms for:
*	Sources of EOL electronic PCBs from recycling centers and scrap PCBs from PCB factories
*	Customers for the raw materials recovered from this recycling technology
*	Financing for processing these materials
Products and Services

We plan to acquire and process EOL electronics products specializing in printed circuit boards. The normal process for recycling PCBs starts with disassembly and component recycling where possible. Certainly any hazardous components need to be removed and isolated prior to being processed. Utilizing the proprietary technological process that we have licensed, the PCBs are then shredded and granulated by machine, separating metals from the fibers that constitute the majority of the PCBs. The process generates two raw materials: fiber residue and metal concentrate.

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

Twelve Months Operating Plan

As disclosed in our previous filings, over the next twelve months, our original operating plan was to close the acquisition of Total Union. However due to the expiry of these contracts, we will now focused on three main areas: financial, identifying technology partner, and operating recycling facilities in China, Hong Kong and the USA. Each of the three areas will be developed on its own path depending on the progress made and as well as the amount of capital available.

Financial

Our financial plans involve getting sufficient funding to continue trading in scrap PCBs and working capital for identifying other technology process that we have found. These two initiatives are independent, and require separate strategy. The trading of the scrap PCBs requires funding of about US$500,000 to buy PCB scrap materials and selling to our customers. The working capital funding is expected to be US$250,000. In either case, we will seek to raise development, operation and expansion funds for the next twelve months. We need to raise up to US$750,000 in our common stock to support these plans. We expect that we shall be able to attract investors when our shares are listed and saleable on a recognized exchange, such as the Over-the-counter Bulletin Board. In addition, management is seeking strategic investors and partners to execute the operational plan as set out in this section.

Technology Process

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

We plan to contact PCB manufacturers, scrap dealers, recycling centers, federal, state and local governments and environmental groups in Asia and USA, regarding the sale of scrap PCBs and the PCB process that is environmentally friendly PCB Recycling technology. Our purpose is to market our recycling business as follows:

Operations - Hong Kong

In the short term, our plan is to provide operating capital and source EOL electronic scrap to the Hong Kong scrap dealers and overseas scrap dealer. We will either sell these scrap PCBs or recycle the PCB scraps through our own recycle plant.

Operations - United States

We plan to contact PCB manufacturers, scrap dealers and recycling centers in the United States about acquiring and handling their PCB disposal in an environmentally correct and beneficial manner. We believe current PCB disposal methods include incineration, landfill and smelting, and these methods typically create secondary pollution and/or environmental problems. We plan to introduce a new recycling process originated from China which has no adverse environmental effect, no secondary emissions, and yielding raw materials for the use in new products.

We plan to work with federal, state and local governments to promote our PCB recycling technology and its ability to protect the environment. We may also approach a socially conscious and progressive city like San Francisco to promote our method of environmental friendly recycling of PCBs as a showcase for other facilities in the United States.

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

Employees

We currently have 2 staff including our directors Messrs. Ku, and Xu. Mr. Michael Burney, our former Chief Executive Officer and President, resigned all his positions as well as member of the Board on February 14, 2010. On February 11, 2010, Mr. Xiong Xu joined the Board of directors. On February 18, 2010, Mr. Xu was appointed as CEO and President of the Company and shall be devoting about 80% of his business time to the Company. Mr. Ku, in his capacity as our Treasurer, Secretary and Chief Financial Officer, devotes approximately 30% of his time to our business.Subject to financing, in the next 12 months, we plan to hire consultants in Hong Kong, China and the U.S.A. to undertake and implement the operational plans.

Results of Operations
FOR THE THREE MONTH AND SIX MONTHS PERIOD ENDED DECEMBER 31, 2009 AND 2008 AND FOR THE PERIOD FROM OCTOBER 31, 2007 (INCEPTION) TO DECEMBER 31, 2009
REVENUES

The Company realized no revenue, no cost of revenue and no gross profit for the three months and six month period ended December 31, 2009. We hope to generate revenues when we have received some funding.

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

For the period from October 31, 2007 (date of inception) to December 31, 2009, the Company realized revenue of $11,295, incurred a cost of revenue of $10,821 and achieved a gross profit of $474.

OPERATING EXPENSES

For the three month period ended December 31, 2009, we had no gross profit and our total operating expenses were $950, all of which were selling, general and administrative expenses. We also had $220 in interest expense. Our net loss to our shareholders for the three month period ended December 31, 2009 was $1,170.

For the three months period ended December 31, 2008, our gross profit was $474 and our total operating expenses were $3,639, all of which were selling, general and administrative expenses. We also had $200 in interest expenses. Our net loss to our shareholders for the three months period ended December 31, 2008 was $3,365.

For the six month period ended December 31, 2009, we had no gross profit and our total operating expenses were $2,007, all of which were selling, general and administrative expenses. We also had $440 in interest expense. Our net loss to our shareholders for the six month period ended December 31, 2009 was $2,447.

For the six months period ended December 31, 2008, our gross profit was $474 and our total operating expenses were $6,770, all of which were selling, general and administrative expenses. We also had $400 in interest expenses. Our net loss to our shareholders for the six months period ended December 31, 2008 was $6,696.

For the period from October 31, 2007 (date of inception) to December 31, 2009, the accumulated gross profit was $474, the total operating expenses were $46,292 which were selling, general and administrative expenses, and we had $1,460 in interest expense, resulting in an accumulated net loss to our shareholders of $47,278.

Liquidity and Capital Resources
We do not have sufficient resources to accomplish our business plans. As of December 31, 2009, we had $673 in cash.

We will have to raise funds to pay for our expenses and accomplish our business plans as described in the sections above. We may have to borrow money from shareholders or issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans or lines of credit. Our inability to raise funds for our operations will have a severe negative impact on our ability to remain a viable company.

Going Concern Consideration

The Company is a development stage company and has commenced operations. The Company had no revenue and incurred a net loss of $1,170 for the three months ended December 31, 2009 and an accumulated net loss of $47,278 for the period from October 31, 2007 (inception) to December 31, 2009. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in emerging markets and the competitive environment in which the Company operates. The Company is pursuing credit financing for its operations. In addition the Company has commenced operations to earn revenues. Failure to secure such financing, to raise additional equity capital and to earn revenue may result in the Company depleting its available funds and not being able to pay its obligations. These consolidated financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Quantitative and Qualitative Disclosures about Market Risk:
A smaller reporting company is not required to provide the information required by this Item.
Off-Balance Sheet Arrangements:
The Company has no off-balance sheet obligations or guarantees and has not historically used special purpose entities for any transactions.
Item 4T. Controls and Procedures.
Evaluation of Controls and Procedures:

In accordance with Exchange Act Rules 13a-15 and 15d-15, our management is required to perform an evaluation under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period.

Evaluation of Disclosure Controls and Procedures:

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in this Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-Q.

Our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures had the following deficiency:
*

We were unable to maintain any segregation of duties within our business operations due to our reliance on limited personnel. While this control deficiency did not result in any audit adjustments to our interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties. Accordingly we have determined that this control deficiency constitutes a material weakness.

To the extent reasonably possible, given our limited resources, our goal is to separate the responsibilities of Principal Executive Officer and Principal Financial Officer, intending to rely on two or more individuals. We will also seek to expand our current board of directors to include additional individuals willing to perform directorial functions. Since the recited remedial actions will require that we hire or engage additional personnel, this material weakness may not be overcome in the near term due to our limited financial resources. Until such remedial actions can be realized, we will continue to rely on the advice of outside professionals and consultants.

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
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
There was no matter submitted to a vote of security holders during the fiscal quarter ended December 31, 2009.
Item 5. Other Information.
None.
Item 6. Exhibits
Exhibit No.	Description

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

10.1	Technology License Agreement (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Attached Hereto)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Attached Hereto)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. (Attached Hereto)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (Attached Hereto)
1	Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on July 14, 2008
2	Incorporated by reference to our Registration Statement on Form S-1/A no.1 filed with the SEC on October 15, 2008

SIGNATURES

In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: February 19, 2010
OAKRIDGE INTERNATIONAL CORPORATION

By:	/s/ Sau Shan Ku
Name:	Sau Shan Ku
Title:	Treasurer, Secretary, Director
Chief Financial Officer

By:	/s/ Xiong Xu
Name:	Xiong Xu
Title:	President, Director and
Chief Executive Officer