Form 10-Q
period 2010-03-31
OAKRIDGE INTERNATIONAL CORP
filed 2010-05-12
CIK 1439724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10 - Q

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Yes [  x  ]   No [     ]

The number of common equity shares outstanding as of April 30, 2010 was 6,510,000 shares of Common Stock, $0.001 par value.

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheet - March 31, 2010 (Unaudited)	2

	Consolidated Statements of Operations - Three Months and Nine Months ended March 31, 2010 and 2009, and from October 31, 2007 (Inception) to March 31, 2010 (Unaudited)	3

	Consolidated Statement of Stockholders' Equity - From October 31, 2007 (Inception) to March 31, 2010 (Unaudited)	4

	Consolidated Statement of Cash Flows - Nine Months ended March 31, 2010 and 2009, and from October 31, 2007 (Inception) to March 31, 2010 (Unaudited)	5

	Notes to Consolidated Financial Statements	6-18

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19-26

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	27

Item 4.	Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1	Legal Proceedings	28

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3	Defaults Upon Senior Securities	28

Item 4	Submission of Matters to a Vote of Security Holders	28

Item 5	Other Matters	28

Item 6.	Exhibits	28

SIGNATURES		29

PART I - FINANCIAL INFORMATION

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
AS AT MARCH 31, 2010
(UNAUDITED)
(Stated in US Dollars)
	Note	March 31, 2010	June 30, 2009
		(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents		$602	$667
Deposit on license technology	4	-	10,000
Account receivable		-	4,885
		------------------	-----------------
Total assets		$602	$15,552
		===========	==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued expenses		$5,100	$7,750
Other payable		5,112	6,384
Amount due to director	6	4,309	25,349
Shareholder loan	6	-	8,800
		------------------	------------------
Total current liabilities		14,521	48,283
		------------------	------------------

Stockholders' equity:
Common stock, $0.001 par value, 75,000,000 shares authorized; 6,510,000 shares (June 30, 2009: 5,260,000 shares) issued and outstanding	5	6,510	5,260
Additional paid up capital	5	30,590	6,840
Deficit accumulated during the development stage		(51,019)	(44,831)
		------------------	------------------
Total stockholders' deficit		(13,919)	(32,731)
		------------------	------------------
Total liabilities and stockholders' equity		$602	$15,552
		===========	===========

See accompanying notes to the consolidated financial statements

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2010 AND 2009,
AND FOR THE PERIOD FROM OCTOBER 31, 2007 (INCEPTION) TO MARCH 31, 2010
(UNAUDITED)
(Stated in US Dollars)
					For the Period
	For the Three	For the Three	For the Nine	For the Nine	from October 31,
	Months Ended	Months Ended	Months Ended	Months Ended	2007 (Inception)
	March 31,	March 31,	March 31,	March 31,	to March 31,
	2010	2009	2010	2009	2010
	------------------	-------------------	-------------------	------------------	------------------

Net revenues	$-	$ -	$ -	$ 11,295	$ 11,295
Cost of revenues	-	-	-	10,821	10,821
	------------------	-----------------	------------------	------------------	------------------
Gross profits	-	-	-	474	474

Other general and administrative expenses	3,521	3,809	5,528	10,579	49,813
	-------------------	-----------------	------------------	------------------	------------------
Loss from operations	(3,521)	(3,809)	(5,528)	(10,105)	(49,339)

Other expenses
Interest	220	200	660	600	1,680
	-------------------	------------------	-------------------	-------------------	-------------------
Net loss	$(3,741)	$ (4,009)	$ (6,188)	$ (10,705)	$ (51,019)
	===========	===========	===========	===========	===========

Weighted average basic and diluted shares outstanding	6,510,000	5,260,000	6,510,000	5,260,000	5,353,980
	===========	===========	===========	===========	===========

Loss per share - basic and diluted*	$(0.00)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
	===========	===========	===========	===========	===========

*Basic and diluted weighted average number of shares is the same since the Company does not have any dilutive securities

See accompanying notes to the consolidated financial statements

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM OCTOBER 31, 2007 (INCEPTION) TO MARCH 31, 2010
(UNAUDITED)
(Stated in US Dollars)
				Deficit
				accumulated
			Additional	during the	Total
	Common stock		paid-in	development	stockholders'
	Shares	Amount	capital	stage	deficit

Balance at October 31, 2007	-	$-	$-	$-	$-
(inception)

Issuance of founder shares for
cash at $0.001 per share -
November 30, 2007	4,500,000	4,500	-	-	4,500

Sale of shares for cash at $0.01
per share - March, 2008	760,000	760	6,840	-	7,600

Net loss	-	-	-	(6,142)	(6,142)
	----------------	----------------	----------------	----------------	---------------

Balance at June 30, 2008	5,260,000	5,260	6,840	(6,142)	5,958

Net loss	-	-	-	(38,689)	(38,689)
	----------------	----------------	----------------	----------------	---------------

Balance at June 30, 2009	5,260,000	5,260	6,840	(44,831)	(32,731)

Issuance of shares for services at
$0.02 per share - July 17, 2009	1,250,000	1,250	23,750	-	25,000

Net loss	-	-	-	(1,277)	(1,277)
	----------------	----------------	----------------	----------------	---------------

Balance at September 30, 2009	6,510,000	6,510	30,590	(46,108)	(9,008)

Net loss	-	-	-	(1,170)	(1,170)
	----------------	----------------	----------------	----------------	---------------

Balance at December 31, 2009	6,510,000	6,510	30,590	(47,278)	(10,178)

Net loss	-	-	-	(3,741)	(3,741)
	----------------	----------------	----------------	----------------	---------------
Balance at March 31, 2010	6,510,000	$ 6,510	$ 30,590	$ (51,019)	$ (13,919)
	=========	=========	=========	=========	========

See accompanying notes to the consolidated financial statements

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2010 AND 2009,
AND FROM OCTOBER 31, 2007 (INCEPTION) TO MARCH 31, 2010
(UNAUDITED)
(Stated in US Dollars)
			For the Period
	For the Nine	For the Nine	from October 31, 2007
	Months Ended	Months Ended	(Inception) to
	March 31, 2010	March 31, 2009	March 31, 2010
	-----------------------	-----------------------	------------------------
Cash Flows from Operating Activities:
Net Loss	$(6,188)	$(10,705)	$(51,019)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Common Stock Issuance for Services	25,000	-	25,000
Changes in Assets and Liabilities:
(Decrease)/Increase in Accrued Expenses	(2,650)	2,650	5,100
(Decrease)/Increase in Other Payable	(1,272)	6,074	5,112
(Decrease)/Increase in Amount due to director	(21,040)	800	4,309
Decrease/(Increase) in Account Receivable	4,885	(4,885)	-
Decrease in Deposit on License Technology	10,000	-	-
Decrease in Shareholder Loan	(8,800)	-	-
	-------------------	-------------------	-------------------
Net Cash Used in Operating Activities	(65)	(6,066)	(11,498)
	-------------------	-------------------	-------------------
Cash Flows from Investing Activities:	-	-	-
	-------------------	-------------------	-------------------
Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock	-	-	12,100
	-------------------	-------------------	-------------------
Net Cash Provided by Financing Activities	-	-	12,100
	-------------------	-------------------	-------------------
(Decrease) / Increase in Cash	(65)	(6,066)	602

Cash - Beginning of Period	667	6,733	-
	-------------------	-------------------	-------------------
Cash - End of Period	$602	$667	$602
	============	============	============

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$660	$600	$1,680
	============	============	============
Income Taxes Paid	$-	$-	$-
	============	============	============

See accompanying notes to the consolidated financial statements

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2010
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

On June 29, 2009, we entered into a Binding Memorandum of Terms ("MOT") for the proposed acquisition of Total Union PCB Recycle Ltd., the licensor of the PCB Recycling process. In accordance with the agreement, the acquisition is subject to the completion of definitive documents and closure of a $5.0 million financing by Oakridge to support the transaction, prior to December 31, 2009 after which the Company's right to acquire Total Union will cease. This MOT expired on December 31, 2009 as the parties could not agree on extending the general principals and terms of the MOT.

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

From inception to March 31, 2010, the Company has generated modest revenue of $11,295 and has incurred an accumulated deficit since inception totaling $51,019 at March 31, 2010 and its current liabilities exceed its current assets by $13,919. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern.

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2010
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

Principals of Consolidation

The consolidated financial statements for the nine months ended March 31, 2010 include the financial statements of the Company and its wholly owned subsidiary Waytop Asia Pacific Limited. The results of subsidiary acquired or sold during the period are consolidated from their effective dates of acquisition or through their effective dates of disposition, respectively.

All significant inter-company transactions and balances have been eliminated on consolidation.

Name of Company	Place of Incorporation	Attributable Interest

Waytop Asia Pacific Limited	Hong Kong	100%

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2010
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
FOR THE NINE MONTHS ENDED MARCH 31, 2010
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

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 "Equity -Based Payments to Non-Employees" which codified SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". Measurement of share-based payment transactions with non-employees shall be based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction should be determined at the earlier of performance commitment date or performance completion date.

Issuance of shares for service

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2010
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
FOR THE NINE MONTHS ENDED MARCH 31, 2010
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
FOR THE NINE MONTHS ENDED MARCH 31, 2010
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
FOR THE SIX NINE MONTHS ENDED MARCH 31, 2010
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

In March 2010, the FASB issued new accounting guidance on embedded credit derivatives. This new accounting guidance clarifies the scope exception for embedded credit derivatives and defines which embedded credit derivatives should be evaluated for bifurcation and separate accounting. The Company does not expect that the implementation of this new accounting guidance will have a material effect on its financial position or results of operations.

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2010
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
FOR THE NINE MONTHS ENDED MARCH 31, 2010
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
FOR THE NINE MONTHS ENDED MARCH 31, 2010
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

4.	DEPOSITS
Deposits are summarized as follows:
	As of March 31, 2010	As of June 30, 2009
	-----------------------	-----------------------
	US$	US$

PCB recycle process license in U.S.A.	-	10,000
	-----------------------	-----------------------

	-	10,000
	==============	=============

On October 1, 2009 the technology license expired and the parties could not agree on an extension.

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2010
(UNAUDITED)
(Stated in US Dollars)
5.	COMMON STOCK

As of March 31, 2010, the Company has 75,000,000 shares authorized and 6,510,000 shares issued and outstanding. There were 1,250,000 shares issued during the six months ended December, 2009 and there were no shares issued during the three months period ended March 31, 2010.

6.	RELATED COMPANY TRANSACTIONS
During the period from October 31, 2007 (inception) to March 31, 2010 a Director subscribed for 4,000,000 shares in the Company at $0.001 per share for a total amount of $4,000.

On March 31, 2008, the then President and major shareholder of the Company loaned $8,000 to the Company for working capital. The loan is unsecured, payable on March 31, 2009 and bears interests at 10% per annum. On March 30, 2009, this loan was renewed with the principle of $8,800 and was further extended until March 31, 2010.

On July 17, 2009, a Director of the Company subscribed 1,250,000 shares in the Company for $25,000.
As of March 31, 2010 and June 30, 2009, the amount due to a director was $4,309 and $25,349 respectively. The amount due to a director is unsecured, non-interest bearing and payable on demand.
7.	INCOME TAXES

No provision was made for income tax for the period from October 31, 2007 (Inception) to March 31, 2010 as the Company and its subsidiary had operating losses. From the date of inception to the period ended March 31, 2010, the Company and its subsidiary incurred net operating losses for tax purposes of approximately $33,675 and $17,344, respectively. Total net operating losses carried forward at March 31, 2010, (i) for Federal and State purposes were $33,675 and $33,675, respectively and (ii) for its entities outside of the United States were $17,344 for the period ended March 31, 2010. The net operating loss carry-forward may be used to reduce taxable income through the year 2026. The availability of the Company's net operating loss carry-forwards is subject to limitation if there is a 50% or more change in the ownership of the Company's stock.

There was no significant difference between reportable income tax and statutory income tax. The gross deferred tax asset balance as of March 31, 2010 was approximately $8,039 of which $5,051 was for US federal income tax and $2,988 was for Hong Kong income tax. A 100% valuation allowance has been established against the deferred tax asset, as the utilization of the loss carry-forwards cannot reasonably be assured.

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2010
(UNAUDITED)
(Stated in US Dollars)

7.	INCOME TAXES (CONTINUED)
As reconciliation between the income taxes computed at the United States and Hong Kong statutory rate and the Group's provision for income taxes is as follows:
March 31, 2010
US$
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

Critical Accounting Policy and Estimates

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended March 31, 2010.

Operation Overview
Business of the Issuer

Oakridge International Corporation is an environmental services company specializing in recovering raw materials from End Of Life ("EOL") electronic printed circuit boards and other electronic products and components. We plan to own recycling facilities in Hong Kong and then in the USA. Our main operations and services will include the acquisition of EOL recyclable materials such as scrap Printed Circuit Boards ("PCBs") from PCB factories, EOL electronic products from recycling centers, and other EOL electronic sources. After we have processed the PCBs or scrap through our facilities utilizing a environmentally friendly recycling technology, we will then sell the raw materials recovered to customers in the USA and China. We believe the major customers for the raw materials will be manufacturers that can utilize the raw materials in the creation of new products. We believe this recycling process and the use of the recycled raw materials is both environmentally correct, and for corporations and individuals worldwide, an essential responsibility to ensure that EOL electronic products are properly recycled.

We are a development stage company that has generated modest revenues of $11,295 from operations since our incorporation on October 31, 2007 to March 31, 2010. We have incurred losses since our inception.

For the year ended June 30, 2009 and for the nine months ended March 31, 2010, we focused on developing a business model for this recycling technology and performing due diligence regarding potential sources for acquiring recyclable materials.

Resignation of Director and Senior Officer

On February 15, 2010, the Company received a Separation Agreement and Release of Claims ("Separation Agreement") from and signed by Mr. Michael Burney ("Mr. Burney"), our President and Chief Executive Officer ("CEO") in respect of his resignation as President, CEO and member of the board of directors of the Company (the "Director").

Under the Separation Agreement, Mr. Burney resigned as President, CEO and Director of the Company effective on February 14, 2010. Furthermore the Separation Agreement included two clauses: a Release of Claims and a Mutual Non-Disparagement clause, both of which the Board could not agree and accept for reasons including not complying with the Board's request, prior to and after his resignation, for his work reports and contact details (the "Reports") of his activities as the top officer of the Company for the past 5 months. Mr. Burney has not produced any reports or information to the Board of Directors prior to or after his resignation. Until Mr. Burney hands over all the outstanding Reports and information with a satisfactory explanation, the Company reserves the right to claim for any damages that may have been caused by Mr. Burney's representation during his employment as CEO and President of the Company.

Termination of Recycle Technology

In March 2008, we signed a Technology License Agreement for the PCB Recycling process paying an initial refundable deposit of US$10,000. Under the agreement, the Company has a non-exclusive license to the technology for recycling PCB's outside of China. The Company was required to pay a further US$40,000 for the Technology License by September 30, 2008, after which all funds would become non-refundable. At the end of September 2008, the Technology License Agreement was extended by mutual consent for another six months until March 31, 2009 in order for the Company to complete its evaluation. On March 30, 2009, this Technology License Agreement was further extended by mutual consent for six months to September 30, 2009. The Technology Agreement was expired on October 1, 2009 as the parties could not agree on a further extension.

Termination of Acquisition of Total Union PCB Recycle Limited

On June 29, 2009, we entered into a Binding Memorandum of Terms for the proposed acquisition of Total Union PCB Recycle Ltd. ("Total Union"), the licensor of the PCB Recycling process. The agreement expired on December 31, 2009 and the parties could not agree to enter into a new Binding Memorandum of Terms, which had been proposed and rejected.

Recycle Process and Technology

After the above mentioned two Agreements have been expired, our plan is still to have PCB recycling facilities in Asia and the USA. We keep our plan to use a PCB recycling process where we recycle scrap and EOL PCBs in an efficient and environmentally friendly process. This type of technology involves special crushing of PCBs, followed by separation of the metallic and non-metallic materials with a proprietary separation process. The technique has advantages over other methods proposed for recycling PCBs since it does not involve any secondary pollutants that are harmful to the environment. We have identified two new potential manufacturers of the crushing technology for evaluation and discussion. We are evaluating the technologies and are also in the process of studying the market in China to accommodate our initial operations in line with the anticipated resources available.

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

Twelve Months Operating Plan

As disclosed in our previous filings, over the next twelve months, our original operating plan was to close the acquisition of Total Union. However due to the expiration of these contracts, we will now focus on three main areas: financing, identifying technology partner, and operating recycling facilities in China, Hong Kong and the USA. Each of the three areas will be developed on its own path depending on the progress made and as well as the amount of capital available.

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

Employees

We currently have 2 staff including our directors Messrs. Ku, and Xu. Mr. Michael Burney, our former Chief Executive Officer and President, resigned all his positions as well as member of the Board on February 14, 2010. On February 11, 2010, Mr. Xiong Xu joined the Board of directors. On February 18, 2010, Mr. Xu was appointed as CEO and President of the Company and shall be devoting about 80% of his business time to the Company. Mr. Ku, in his capacity as our Treasurer, Secretary and Chief Financial Officer, devotes approximately 30% of his time to our business. Subject to financing, in the next 12 months, we plan to hire consultants in Hong Kong, China and the U.S.A. to undertake and implement the operational plans.

Results of Operations
FOR THE THREE MONTHS AND NINE MONTHS PERIOD ENDED MARCH 31, 2010 AND 2009 AND FOR THE PERIOD FROM OCTOBER 31, 2007 (INCEPTION) TO MARCH 31, 2010
REVENUES

The Company realized no revenue, no cost of revenue and no gross profit for the three months and nine months period ended March 31, 2010. We hope to generate revenues when we have received some funding.

The Company realized no revenue, no cost of revenue and no gross profit for the three months period ended March 31, 2009.

The Company has realized revenue of $11,295 for the nine months period ended March 31, 2009. The Company incurred a cost of revenue of $10,821, achieving a gross profit of $474 for the nine months period ended March 31, 2009.

For the period from October 31, 2007 (date of inception) to March 31, 2010, the Company realized revenue of $11,295, incurred a cost of revenue of $10,821 and achieved a gross profit of $474.

OPERATING EXPENSES

For the three months period ended March 31, 2010, we had no gross profit and our total operating expenses were $3,521, all of which were selling, general and administrative expenses. We also had $220 in interest expense. Our net loss to our shareholders for the three months period ended March 31, 2010 was $3,741.

For the three months period ended March 31, 2009, we had no gross profit and our total operating expenses were $3,809, all of which were selling, general and administrative expenses. We also had $200 in interest expenses. Our net loss to our shareholders for the three months period ended March31, 2009 was $4,009.

For the nine months period ended March 31, 2010, we had no gross profit and our total operating expenses were $5,528, all of which were selling, general and administrative expenses. We also had $660 in interest expense. Our net loss to our shareholders for the nine months period ended March 31, 2010 was $6,188.

For the nine months period ended March 31, 2009, our gross profit was $474 and our total operating expenses were $10,579, all of which were selling, general and administrative expenses. We also had $600 in interest expenses. Our net loss to our shareholders for the nine months period ended March 31, 2009 was $10,705.

For the period from October 31, 2007 (date of inception) to March 31, 2010, the accumulated gross profit was $474, the total operating expenses were $49,813 which were selling, general and administrative expenses, and we had $1,680 in interest expense, resulting in an accumulated net loss to our shareholders of $51,019.

Liquidity and Capital Resources
We do not have sufficient resources to accomplish our business plans. As of March 31, 2010, we had $602 in cash.

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

Going Concern Consideration

The Company is a development stage company and has commenced operations. The Company had no revenue and incurred a net loss of $3,741 for the three months ended March 31, 2010 and an accumulated net loss of $51,019 for the period from October 31, 2007 (inception) to March 31, 2010. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in emerging markets and the competitive environment in which the Company operates. The Company is pursuing credit financing for its operations. In addition the Company has commenced operations to earn revenues. Failure to secure such financing, to raise additional equity capital and to earn revenue may result in the Company depleting its available funds and not being able to pay its obligations. These consolidated financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Evaluation of Disclosure Controls and Procedures:

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2010, our Principal Executive Officer and Principal Financial Officer have concluded t.hat our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in this Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-Q.

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
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
There was no matter submitted to a vote of security holders during the fiscal quarter ended March 31, 2010.
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
Dated: May 12, 2010
OAKRIDGE INTERNATIONAL CORPORATION

By:	/s/ Xiong Xu
Name:	Xiong Xu
Title:	President, Director and
Chief Executive Officer

By:	/s/ Sau Shan Ku
Name:	Sau Shan Ku
Title:	Treasurer, Secretary, Director
Chief Financial Officer

EXHIBIT 31.1
Certification of Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Xiong Xu, certify that:
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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

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
Dated: May 12, 2010 /s/ Xiong Xu Xiong Xu (Chief Executive Officer)

EXHIBIT 31.2
Certification of Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Dated: May 12, 2010 /s/ Sau Shan KU Sau Shan KU (Chief Financial Officer)

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
OF OAKRIDGE INTERNATIONAL CORPORATION
PURSUANT TO 18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Oakridge International Corporation a Nevada corporation (the "Company") on Form 10-Q for the nine months period ending March 31, 2010, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Xiong Xu, Chief Executive Officer of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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

Dated: May 12, 2010 /s/ Xiong Xu Xiong Xu (Chief Executive Officer)

EXHIBIT 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
OF OAKRIDGE INTERNATIONAL CORPORATION
PURSUANT TO 18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Oakridge International Corporation a Nevada corporation (the "Company") on Form 10-Q for the nine months period ending March 31, 2010, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Sau Shan Ku, Chief Financial Officer of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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

Dated: May 12, 2010 /s/ Sau Shan KU Sau Shan KU (Chief Financial Officer)