Form 10-K
period 2010-06-30
OAKRIDGE INTERNATIONAL CORP
filed 2010-09-30
CIK 1439724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10 - K

[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2010
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from[ ] to [ ]

Commission File Number: [        ]

(Exact Name of Registrant as Specified in Its Charter)

Nevada	-------------
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

Suite 1609, 16/F., Jie Yang Building, 271 Lockhart Road, Wanchai, Hong Kong	n/a
(Address of Principal Executive Offices)	(Zip Code)

Tel: (206) 309 2235 Fax: (702) 948 5779
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
Yes [ x ] No [ ]

On September 15, 2009, the number of shares held by non-affiliates of the registrant was 1,260,000 shares of common stock. There is no calculation on the aggregate market value of the voting stock held by non-affiliates at the moment, as the Company's shares have not yet traded on the Over-the-counter Bulletin Board.

Solely for the purpose of this calculation, shares held by directors and officers of the registrant have been excluded. Such exclusion should not be deemed a determination or an admission by registrant that such individuals are, in fact, affiliates of the registrant.

The number of common equity shares outstanding as of September 15, 2010 was 6,510,000 shares of Common Stock, $0.001 par value.
DOCUMENTS INCORPORATED BY REFERENCE
Exhibits incorporated by reference are referred under Part IV.

FORWARD-LOOKING STATEMENTS

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

PART IV
ITEM 15	Exhibits, Financial Statement Schedules	27
SIGNATURES		28

PART I

ITEM 1. BUSINESS.

Operation Overview

Business of the Issuer

Oakridge International Corporation is an environmental services company specializing in trading and recovering raw materials from electronic printed circuit boards and other electronic products and components. We plan to own recycling facilities in China, Hong Kong and then in the USA. Our main operations and services will include the trading and acquisition of electronic components, recyclable materials such as scrap Printed Circuit Boards ("PCBs") from PCB factories, electronic products from recycling centers, and other electronic sources. After we have processed the PCBs or scrap through our recycling facilities and then to sell the raw materials recovered to customers in the USA and China. We believe the major customers for the recovered raw materials will be manufacturers that can utilize the raw materials in the creation of new products. We believe the recycling process and the use of the recycled raw materials is both environmentally correct, and for corporations and individuals worldwide, an essential responsibility to ensure that electronic products are properly recycled.

We are a development stage company that has generated modest revenues of $11,295 from operations since our incorporation on October 31, 2007 to June 30, 2010. We have incurred losses since our inception.

For the year ended June 30, 2010, we focused on trading of raw materials from PCB factories and electronic components, and developing a business model for the recycling technology and performing due diligence regarding potential sources for acquiring recyclable materials. We had limited success this year due to management change and as well the expiration of the Recycle Technology agreement we had been reviewing. A summary of the significant events for the year is described below.

Resignation of Director and Senior Officer

On February 15, 2010, the Company received a Separation Agreement and Release of Claims ("Separation Agreement") from and signed by Mr. Michael Burney ("Mr. Burney"), our then President and Chief Executive Officer ("CEO") in respect of his resignation as President, CEO and member of the board of directors of the Company (the "Director").

Under the Separation Agreement, Mr. Burney resigned as President, CEO and Director of the Company effective on February 14, 2010. Furthermore the Separation Agreement included two clauses: a Release of Claims and a Mutual Non-Disparagement clause, both of which the Board could not agree and accept for reasons including not complying with the Board's request, prior to and after his resignation, for his work reports and contact details (the "Reports") of his activities as the top officer of the Company for the past 5 months prior to his resignation. Mr. Burney has not produced any reports or information to the Board of Directors prior to or after his resignation. Until Mr. Burney hands over all the outstanding Reports and information with a satisfactory explanation, the Company reserves the right to claim for any damages or opportunity cost that may have been caused by Mr. Burney's representation during his employment as CEO and President of the Company.

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

Recycle Process and Technology

After the above mentioned two Agreements have been expired, our plan is still to have PCB recycling facilities in Asia and the USA. We keep our plan to use a PCB recycling process where we recycle scrap and EOL PCBs in an efficient and environmentally friendly process. This type of technology involves special crushing of PCBs, followed by separation of the metallic and non-metallic materials with a proprietary separation process. The technique has advantages over other methods proposed for recycling PCBs since it does not involve any secondary pollutants that are harmful to the environment. We have identified other potential manufacturers of the crushing technology for evaluation and discussion. We are still evaluating the technologies and are also in the process of studying the market in China to accommodate our initial operations in line with the anticipated resources available.

Trading of PCB Materials and Electronic Components

Our business involves net-working with electronic factories and we can have the opportunity to trade in PCB materials and electronic components so as to develop closer relationship with the factories. This is a very competitive industry and the margins are under downward adjusting pressure. However, amicable net-working with the electronic factories provides us a strategic link into the factories that we will set a deal to take up their future electronic waste for our recycling operation.

Summary of Our Plans
To implement our business plan, apart from additional financing, we will need to negotiate and secure contracts with acceptable terms for:
*	Trading in electronic components
*	Sourcing of electronic PCBs from recycling centers and scrap PCBs from PCB factories
*	Locating customers for the raw materials recovered from this recycling technology
*	Searching facilities for processing these materials
Products and Services

We plan to acquire and process electronics products and components, with specialization in printed circuit boards. The normal process for recycling PCBs starts from disassembly and component recycling. Certainly, any hazardous components need to be removed and isolated prior to being processed. Utilizing advanced proprietary technological process, the PCBs are then shredded and granulated by machine, separating metals from the fibers that constitute the majority of the PCBs. The process generates two raw materials: fiber residue and metal concentrate.

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

Market

As the world becomes more digitalized through the increasing utilization of electronics devices, there is an accelerating amount of obsolete electronic devices including personal computers, printers, fax machines, cell phones and other electrical and electronic equipment that has reached their useful End Of Life each year. In the United States, the Environmental Protection Agency ("EPA") has estimated that in 2007 there were 2.2 Million Tons of EOL products, of which only 18.4% were recycled, the remainder primarily going to landfills. (We need to state the name of the media, time and summarized content if we want to make a reference to it)

Printed circuit boards are typically made of layers of thin copper foil circuitry and insulating layers of an epoxy resin. Board contacts and components add traces of other precious metals. While the value of these metals is recognized, the typical extraction methods of burning or chemical processing releases toxic emissions and has created extremely polluted cities like Guiyu, China. The pending acquisition of Total Union and its proprietary process is mechanical, and releases no emissions.

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

During the period from inception on October 31, 2007 through June 30, 2010, we incurred net losses of approximately $56,380. In November 2008, the Company sold scrap PCBs for $11,295 for a net profit of $474. Our future success is dependent on our ability to buy the electronic waste (including PCBs) and the subsequent sale of the recycled materials. The success of the business will depend upon a number of factors including but not limited to sourcing of recycled PCBs, arranging shipping, locating customers and operating the recycling facilities. None of these factors is demonstrated by our historic performance to date and there is no assurance we will be able to accomplish them in order to sustain our operations. We may never develop profitable operations. As a result, there is no assurance of future successful performance of our business.

Our financial condition raises substantial doubt about our ability to continue as a going concern. You will be unable to determine whether we will ever become profitable.

Our independent auditors have indicated in their audit report for the period ended at June 30, 2010 that there is substantial doubt about our ability to continue as a going concern over the next twelve months. Our poor financial condition could inhibit our ability to achieve our business plan and therefore an investor cannot determine if we will ever become profitable.

If we do not obtain additional financing, our business will fail.

We have determined our current operating funds are not sufficient to complete our intended business objectives. As of June 30, 2010, we had cash on hand in the amount of $563. We will need to raise additional capital in order to cover the costs of implementing our business plan. We estimate that we will need to raise $5.0 million to fully execute our operating plan. For the next 12 months, we will require a minimum of $25,000 to pay for the ongoing corporate costs of annual filing fees, audit, accounting, and office related cost. We do not currently have any arrangements for financing and may not be able to find such financing if required. We currently do not have any significant operations and we have had modest revenue. Our Chairman, Mr. Ku, has indicated that he is prepared to lend to the Company up to $25,000 to cover our operating costs over the next 12 months, but there are no formal arrangements in this regard. He is not legally obligated to loan funds to the Company. There is no guarantee that we will receive such loans.

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

Both of our officers who are also directors, Mr. Xiong Xu and Mr. Sau Shan Ku, together own approximately 80.64% of the outstanding shares of our common stock. Accordingly, they will have a significant influence in determining the outcome of all corporate transactions, including mergers, consolidations, and the sale of all or substantially all of our assets. They will also have the power to influence a change in control. The interests of the officers and directors may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

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

The ongoing services of Mr. Xu and Mr. Ku cannot be assured and therefore may adversely affect the implementation of our business plan.

In addition, we currently have two part time employees including Mr. Xiong Xu, our CEO, and Mr. Sau Shan Ku, our CFO. Mr. Xu and Mr. Ku anticipates that during the next 12 months they will devote approximately 25% and 30%, respectively, of their time to our business, also in an unpaid capacity. Mr. Xu and Mr. Ku may not be able to devote the time necessary to our business to assure successful implementation of our business plan.

Our management decisions are made by Mr. Xiong Xu and Mr. Sau Shan Ku; if we lose their services, our revenues may be adversely affected.

The success of our business is dependent upon the expertise of management. Because Mr. Xu and Mr. Ku are essential to our operations, you must rely on their management decisions. We have not obtained any key person life insurance relating to them. If we lose their services, we may not be able to hire and retain other management with comparable experience. As a result, the loss of their services could adversely affect our future revenues.

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

Our environmental services business may include certain types of hazardous waste, and may subject us to risks of liability for damages. Such liability could involve, without limitation, claims for clean-up costs, personal injury or damage to the environment in cases in which we are held responsible for the release of hazardous materials, and claims of employees, customers, or third parties for personal injury or property damage occurring in the course of our operations.We could also be deemed a responsible party for the cost of cleaning any property which may be contaminated by hazardous substances generated by us and disposed at such property or transported by us to a site selected by us, including properties we own or lease.

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

In the event that our shares are quoted on the over-the-counter bulletin board,we will be required to remain current in our filings with the SEC in order for shares of our common stock to be eligible for quotation on the over-the-counter bulletin board. In the event that we become delinquent in our required filings with the SEC, quotation of our common stock will be terminated following a 30 day grace period if we do not make our required filing during that time. If our shares are not eligible for quotation on the over-the-counter bulletin board, investors in our common stock may find it difficult to sell their shares.

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

China'slegal system is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value. Laws and regulations relating to foreign investments in China are relatively new, and China's legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

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

We have one class of securities, Common Voting Equity Shares ("Common Stock"). Our common stock is not yet displayed on the Over The Counter Bulletin Board. To have our shares of common stock on the OTC Bulletin Board, a market maker must file an application on our behalf in order to make a market for our common stock. To date, we have identified a market maker to file our application on Form 211 with the FINRA.

Issuer's Repurchase Of Equity Securities
None.
Holders
On September 15, 2010, the Company had 53 holders of record of our Common Stock.
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

Twelve Months Operating Plan

Over the next twelve months, our operating plan will be focused on three main areas: financing, identifying technology partners, and operating recycling facilities in China, Hong Kong and the USA. Each of the three areas will be developed on its own path depending on the progress made and the amount of capital available.

Financing

Our financial plans involve getting sufficient funding to continue trading in electronic components and materials, scrap PCBs and working capital for identifying other technology process that we have found. These two initiatives are independent, and require separate strategy. The trading of the electronic components and materials, and scrap PCBs requires funding of about US$500,000 to buy PCB scrap materials and selling to our customers. The working capital funding is expected to be US$250,000. We will seek to raise development, operation and expansion funds for the next twelve months by equity offering for at least US$750,000 to support these plans. We expect that we shall be able to attract investors when our shares are displayed and quoted, or listed and saleable on a recognized exchange services, such as the Over-the-counter Bulletin Board quotation services or major stock exchange markets. In addition, management is seeking strategic investors and partners to execute the operational plan as set out in this section.

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

We plan to contact PCB and electronics manufacturers, scrap dealers, recycling centers, federal, state and local governments and environmental groups in Asia and USA from our offices in Hong Kong, regarding the environmentally friendly PCB Recycling Technology. Our purpose is to market our recycling business as follows:

Operations - Hong Kong

We plan to provide operating capital and trading and sourcing of electronic components and electronic scrap to the Hong Kong and overseas manufacturers and scrap dealers. We will either sell these scrap PCBs and/or electronic components, or recycle the PCB scraps through our own recycle plant.

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
Costs and Effects of Compliance with Environmental Laws

We currently do not expect there will be any additional costs and effects of compliance with environmental laws in our current plan of operation, as we will ensure that the contracting parties are all approved by the local government authorities. In the future if we operate our own PCB recycling facility, we will evaluate the costs and benefits effects of compliance with environmental laws which may be substantial. We will work closely with all government environmental agencies to comply with all the local environmental laws and regulations.

Employees

We currently have 2 staff including our directors Messrs. Ku, and Xu. Mr. Michael Burney, our former Chief Executive Officer and President, resigned all his positions as well as member of the Board on February 14, 2010. On February 11, 2010, Mr. Xiong Xu joined the Board of directors. On February 18, 2010, Mr. Xu was appointed as CEO and President of the Company and he shall be devoting about 25% of his business time to the Company. Mr. Ku, in his capacity as our Treasurer, Secretary and Chief Financial Officer, devotes approximately 30% of his time to our business. Subject to financing, in the next 12 months, we plan to hire consultants in Hong Kong, China and the U.S.A. to undertake and implement the operational plans.

Results of Operations
FOR THE YEAR ENDED JUNE 30, 2010 AND FOR THE PERIOD FROM OCTOBER 31, 2007 (INCEPTION) TO JUNE 30, 2009 AND 2010
REVENUES

For the year ended June 30, 2010 the Company has realized no revenue and incurred no cost of revenue and no gross profit. We hope to generate additional revenue when we receive more contracts and as we continue to develop the business.

For the period from October 31, 2007 (date of inception) to June 30, 2009, the Company realized revenue of $11,295, incurred a cost of revenue of $10,821 and achieved a gross profit of $474.

For the period from October 31, 2007 (date of inception) to June 30, 2010, the Company realized revenue of $11,295, incurred a cost of revenue of $10,821 and achieved a gross profit of $474.

OPERATING EXPENSES

For the year ended June 30, 2010, the Company had incurred no gross profit and our total operating expenses were $10,889, all of which were selling, general and administrative expenses. We also had $660 in interest expense. Our net loss to our shareholders for the year ended June 30, 2010 was $11,549.

For the period from October 31, 2007 (date of inception) to June 30, 2009, the accumulated gross profit was $474, and our total operating expenses were $44,285, all of which were selling, general and administrative expenses. We also had $1,020 in interest expense. Our accumulated net loss to our shareholders for the period ended June 30, 2009 was $44,831.

For the period from October 31, 2007 (date of inception) to June 30, 2010, the accumulated gross profit was $474, and our total operating expenses were $55,174, all of which were selling, general and administrative expenses. We also had $1,680 in interest expense, resulting in an accumulated net loss to our shareholders for the period ended June 30, 2010 was $56,380.

Liquidity and Capital Resources
We do not have sufficient resources to accomplish our business plans. As of June 30, 2010, we had $563 in cash.

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

Going Concern Consideration

The Company is a development stage company and has commenced operations. The Company had modest revenue of $11,295 and incurred a net loss of $11,549 for the year ended June 30, 2010 and an accumulated net loss of $56,380 for the period from October 31, 2007 (inception) to June 30, 2010. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in emerging markets and the competitive environment in which the Company operates. The Company is pursuing financing for its operations. In addition the Company has commenced operations to earn revenues. Failure to secure such financing, to raise additional equity capital and to earn revenue may result in the Company depleting its available funds and not being able to pay its obligations. These consolidated financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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
Consolidated Financial Statements
Please see page F-1 through F-17 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
There are no such reportable events.
ITEM 9A. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date (the "Evaluation Date") within ninety (90) days prior to the filing of our June 30, 2010 Form 10-K

Based upon that evaluation, our Management has concluded that, as of June 30, 2010, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic filings with the SEC.

Internal Control over Financial Reporting
(a)Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis.

Our management, with the participation of its CEO and President, assessed the effectiveness of our internal control over financial reporting as of June 30, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of The Treadway Commission (COSO) in Internal Control-Integrated Framework.Based on that assessment under such criteria, management concluded that our internal controls over financial reporting were not effective as of June 30, 2010 due to control deficiencies that constituted material weaknesses. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified one material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing within the accounting operations of our Company. The small number of employees who are responsible for accounting functions (more specifically, one) prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

We are in the process of developing and implementing remediation plans to address our material weaknesses.

Management has identified specific remedial actions to address the material weaknesses described above:
*

Improve the effectiveness of the accounting group by continuing to augment our existing resources with additional consultants or employees to improve segregation procedures and to assist in the analysis and recording of complex accounting transactions and preparation of tax disclosures. We plan to mitigate the segregation of duties issues by hiring additional personnel in the accounting department once we have achieved positive cash flow from operations, and/or have raised significant additional working capital.

*	Improve segregation procedures by strengthening cross approval of various functions including cash disbursements and quarterly internal audit procedures where appropriate.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the year ended June 30, 2010 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Commission that permit us to provide only management's report in this annual report.

ITEM 9B. OTHER INFORMATION.
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.
Our directors and executive officers are as follows:
Name	Age	Position
Xiong XU	32	Director, President, Chief Executive Officer
Sau Shan KU	42	Director, Chairman, Chief Financial Officer and Secretary

Mr. Xiong Xu was elected and appointed by our majority shareholders as Director on February 11, 2010. On February 18, 2010, Mr. Xu was appointed and replaced the positions of our then President and CEO, Mr. Michael Burney, to become the Company's President and CEO. For the past 5 years, Mr. Xiong Xu has been the managing director of Shenzhen C&A International Logistics Co., Ltd. in Shenzhen, China. Mr. Xu has extensive experience in the areas of sales, marketing and administration in the logistics industry in China and South East Asia. Mr. Xu holds a degree of Business Management from the Foshan University in China.

Mr. Sau Shan Ku has been our Director, Chairman, Treasury, Secretary, and Chief Financial Officer since November 30, 2007. He has over 12 years of work experience in the areas of accounting, finance, and company secretarial duties for a number of listed companies in Hong Kong. In the past 5 years, Mr. Ku has worked as the Finance and Special Projects Manager for Barnwell Enterprises Limited from 2003 to 2007 and as the Finance Manager for Global Assets Limited from 2007 to now. Mr. Ku received a Bachelor of Science degree in Actuarial Science and Economics from the Toronto University and a Bachelor of Arts degree in Administrative Studies from York University. Mr. Ku also holds a Master degree in Corporate Finance from the Hong Kong Polytechnic University.

There is no family relationship among the directors of the Company.

No director or officer of the Company has been affiliated with any company that has filed for bankruptcy within the last five years. The Company is not aware of any proceedings to which any of the Company's officers or directors, or any associate of any such officer or director, is a party adverse to the Company or any of the Company's subsidiaries or has a material interest adverse to it or any of its subsidiaries.

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

SUMMARY COMPENSATION TABLE
Non-qualified
						Non-Equity	Deferred
	Year			Stock	Option	Incentive Plan	Compensation	All Other
Name and	Ended	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Principal Position	June 30	($)	($)	($)	($)	($)	($)	($)	($)
-----------------------	-------------	--------	--------	--------	-------	---------------	-------------	------------	--------

Mr. Xiong Xu1	2010	5,000	-	-	-	-	-	-	5,000
	2009	-	-	-	-	-	-	-	-

Mr. Sau Shan Ku [2]	2010	-	-	-	-	-	-	-	-
	2009	-	-	-	-	-	-	-	-
	2008	-	-	-	-	-	-	-	-
Mr. Michael Burney[3]	2010	-	-	-	-	-	-	-	-
1.	Mr. Xiong Xu is President and Chief Executive Officer and Director of Oakridge effective from February 18, 2010.
2.	Mr. Sau Shan Ku is Chairman, Treasurer, Secretary, Chief Financial Officer, and Director of Oakridge.
3.	Mr. Michael Burney was our President and CEO for the period from July 17, 2009 to February 18, 2010.
Since our incorporation on October 31, 2007, no stock options or stock appreciation rights were granted to any of our directors or executive officers. We have no equity incentive plans.
Outstanding Equity Awards
The following table sets forth certain information concerning stock option awards granted to our executive officers and our director.
OUTSTANDING EQUITY AWARDS AT JUNE 30, 2009
OPTION AWARDS						STOCK AWARDS

Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested (#)
	----------	------------	-----------	--------	---------	---------	----------	----------	----------
Xiong Xu1	-	-	-	-	-	-	-	-	-
Sau Shan Ku2	-	-	-	-	-	-	-	-	-
Michael Burney[3]	-	-	-	-	-	-	-	-	-
1.	Mr. Xiong Xu is President and Chief Executive Officer and Director of Oakridge effective from February 18, 2010.
2.	Mr. Sau Shan Ku is Chairman, Treasurer, Secretary, Chief Financial Officer, and Director of Oakridge.
3.	Mr. Michael Burney was our President and CEO for the period from July 17, 2009 to February 18, 2010.

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
DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
	----------	--------	---------	------------	-----------	-----------	------------
Xiong Xu [1]	-	-	-	-	-	-	-
Sau Shan Ku2	-	-	-	-	-	-	-
Michael Burney[3]
1.	Mr. Xiong Xu is President and Chief Executive Officer and Director of Oakridge effective from February 18, 2010.
2.	Mr. Sau Shan Ku is Chairman, Treasurer, Secretary, Chief Financial Officer, and Director of Oakridge.
3.	Mr. Michael Burney was our President and CEO for the period from July 17, 2009 to February 18, 2010.

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

Name	Security	Total Shares Owned	Percentage
Xiong Xu	Common	1,250,000	19.20%
Sau Shan Ku	Common	4,000,000	61.44%
All executive officers and directors as a group [2 persons]	Common	5,250,000	80.64%

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 6,510,000 shares of common stock outstanding as of September 15, 2010.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Except for
*	The initial issuance of 4,000,000 shares of stock to Mr. Ku for $4,000;
*	Since inception on October 31, 2007 to June 30, 2009, Mr. Ku loaned $8,800 for operating expenses which is unsecured, payable on March 31, 2010, and bear interests at 10% per annum; and
*

Prior to being appointed as a Director, President and CEO of the Company, Mr. Burney provided consulting services in the amount of $25,000 to the Company. On July 22, 2009 the Company issued 1,250,000 shares of common stock to Mr. Burney as payment for these services. On February 14, 2009, Mr. Burney resigned all his positions in the Company and he subsequently sold his 1,250,000 shares in the Company to Mr. Xiong Xu, the Company's current Director, President, and CEO.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES. The aggregate fees billed in each of the fiscal years ended June 30, 2010 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements as well as registration statement filings for those fiscal years were $2,000.

AUDIT-RELATED FEES. The aggregate fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under "Audit Fees" for fiscal year 2010 was $1,500.

TAX FEES. For the fiscal years ended June 30, 2010, our principal accountants did not render any services for tax compliance, tax advice, and tax planning work.
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

Report of Independent Registered Public Accounting Firm - Albert Wong & Co.

Consolidated Financial Statements:

Consolidated Balance Sheet as of June 30, 2010 and 2009

Consolidated Statements of Operations for the years ended June 30, 2010 and from October 31, 2007 (Inception) to June 30, 2009 and 2010

Consolidated Statements of Stockholders' Equity/(Deficits) - From October 31, 2007 (Inception) to June 30, 2010.

Consolidated Statements of Cash Flows for the years ended June 30, 2010 and from October 31, 2007(Inception) to June 30, 2009 and 2010

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

/s/ Xiong Xu
---------------------------------------
Xiong Xu
Chief executive officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Xiong Xu	September 30, 2010
--------------------------------------------
Xiong Xu
Its:	President, CEO

By:	/s/ Sau Shan Ku
--------------------------------------------
Sau Shan Ku
Its:	Treasurer, Secretary, CFO

Oakridge International Corporation and Subsidiary
Consolidated Financial Statements
For the Year Ended June 30, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Oakridge International Corporation

We have audited the accompanying consolidated balance sheet of Oakridge International Corporation (the "Company") and its subsidiaries as of June 30, 2010 and 2009, and the related consolidated statements of operations, stockholders' deficits and cash flows for the year ended June 30, 2010 and from October 31, 2007 (Inception) to June 30, 2009 and 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

We were not engaged to examine management's assertion about the effectiveness of the Company's internal control over financial reporting as of June 30, 2010 included in the Company's Item 9A "Controls and Procedures" in the Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oakridge International Corporation and its subsidiaries as of June 30, 2010 and 2009 and the results of its operations and its cash flows for June 30, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has deficits accumulated as at June 30, 2010 of $56,380 including net losses of $11,549 for the year ended June 30, 2010. These factors as discussed in Note 3 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Albert Wong & Co.
CERTIFIED PUBLIC ACCOUNTANTS

Hong Kong
September 28, 2010

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2010 AND 2009

(Stated in US Dollars)
	Note	June 30,	June 30,
		2010	2009
		(Audited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents		$563	$667
Deposit on license technology		-	10,000
Account receivable		-	4,885
		------------------	-----------------
Total assets		$563	$15,552
		===========	==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued expenses		$7,409	$7,750
Other payable		5,625	6,384
Amount due to director		6,809	25,349
Shareholder loan		-	8,800
		------------------	------------------
Total current liabilities		19,843	48,283
		------------------	------------------

Stockholders' equity:
Common stock, $0.001 par value, 75,000,000 shares authorized; 6,510,000 shares issued and outstanding (2009: 5,260,000)	4	6,510	5,260
Additional paid up capital	4	30,590	6,840
Deficit accumulated during the development stage		(56,380)	(44,831)
		------------------	------------------
Total stockholders' deficit		(19,280)	(32,731)
		------------------	------------------
Total liabilities and stockholders' equity		$563	$15,552
		===========	===========

See accompanying notes to the consolidated financial statements

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED JUNE 30, 2010 AND FROM OCTOBER 31, 2007 (INCEPTION) TO
JUNE 30, 2009 AND 2010

(Stated in US Dollars)
		For the Period	For the Period
	For the Year	from October 31,	from October 31,
	Ended	2007 (Inception)	2007 (Inception)
	June 30,	to June 30,	to June 30,
	2010	2009	2010
	----------------------	----------------------	----------------------

Net revenues	$-	$11,295	$11,295
Cost of revenues	-	10,821	10,821
	----------------------	----------------------	----------------------
Gross profits	-	474	474

Other general and administrative expenses	10,889	44,285	55,174
	----------------------	----------------------	----------------------
Loss from operations	(10,889)	(43,811)	(54,700)

Other expenses
Interests	660	1,020	1,680
	----------------------	----------------------	----------------------
Net loss	$(11,549)	$(44,831)	$(56,380)
	=============	=============	=============

Weighted average basic and diluted shares outstanding	6,451,781	4,867,961	5,462,097
	=============	=============	=============

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)
	=============	=============	=============

*Basic and diluted weighted average number of shares is the same since the Company does not have any dilutive securities

See accompanying notes to the consolidated financial statements

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM OCTOBER 31, 2007 (INCEPTION) TO JUNE 30, 2010

(Stated in US Dollars)
				Deficit
				accumulated
			Additional	during the	Total
	Common stock		paid-in	development	stockholders'
	Shares	Amount	capital	stage	equity /(deficit)

Balance at October 31, 2007	-	$-	$-	$-	$-
(inception)

Issuance of founder shares for
cash at $0.001 per share -
November 30, 2007	4,500,000	4,500	-	-	4,500

Sale of shares for cash at $0.01
per share - March, 2008	760,000	760	6,840	-	7,600

Net loss	-	-	-	(6,142)	(6,142)
	----------------	----------------	----------------	----------------	---------------

Balance at June 30, 2008	5,260,000	5,260	6,840	(6,142)	5,958

Net loss	-	-	-	(38,689)	(38,689)
	----------------	----------------	----------------	----------------	---------------

Balance at June 30, 2009	5,260,000	5,260	6,840	(44,831)	(32,731)
	----------------	----------------	----------------	----------------	---------------

Issuance of shares for services at $0.02
per share - July 17, 2009	1,250,000	1,250	23,750	-	25,000

Net loss	-	-	-	(11,549)	(11,549)
	----------------	----------------	----------------	----------------	---------------
Balance at June 30, 2010	6,510,000	$6,510	$30,590	$(56,380)	$(19,280)
	=========	=========	=========	=========	========

See accompanying notes to the consolidated financial statements

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED JUNE 30, 2010 AND FROM OCTOBER 31, 2007 (INCEPTION) TO
JUNE 30, 2009 AND 2010

(Stated in US Dollars)
		For the Period	For the Period
		from October 31,	from October 31,
	For the Year	2007	2007
	Ended	(Inception) to	(Inception) to
	June 30, 2010	June 30, 2009	June 30, 2010
	----------------------	-----------------------	------------------------
Cash Flows from Operating Activities:
Net Loss	$(11,549)	$(44,831)	$(56,380)

Adjustments to Reconcile Net Loss to Net Cash Used
in Operating Activities:
Common stock issuance for services	25,000	-	25,000
Changes in Assets and Liabilities:
(Decrease) / Increase in Accrued Expenses	(341)	7,750	7,409
(Decrease) / Increase in Other Payable	(759)	6,384	5,625
(Decrease) / Increase in Amount Due to Director	(18,540)	25,349	6,809
(Decrease) / Increase in Shareholder Loan	(8,800)	8,800	-
Decrease / (Increase) in Account Receivable	4,885	(4,885)	-
Decrease / (Increase) in Deposit on License Technology	10,000	(10,000)	-
	-------------------	-------------------	-------------------
Net Cash Used in Operating Activities	(104)	(11,433)	(11,537)
	-------------------	-------------------	-------------------
Cash Flows from Investing Activities:	-	-	-
	-------------------	-------------------	-------------------
Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock	-	12,100	12,100
	-------------------	-------------------	-------------------
Net Cash Provided by Financing Activities	-	12,100	12,100
	-------------------	-------------------	-------------------
(Decrease) / Increase in Cash	(104)	667	563

Cash - Beginning of Period	667	-	-
	-------------------	-------------------	-------------------
Cash - End of Period	$563	$667	$563
	===========	===========	===========

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$660	$1,020	$1,680
	===========	===========	===========
Income Taxes Paid	$-	$-	$-
	===========	===========	===========

See accompanying notes to the consolidated financial statements

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND FOR THE PERIOD FROM OCTOBER 31, 2007
(INCEPTION) TO JUNE 30, 2009 AND 2010

(Stated in US Dollars)
1.	ORGANIZATION

Oakridge International Corporation (the "Company") is a Nevada corporation, incorporated on October 31, 2007. The Company is currently a development stage enterprise, as defined by Accounting Standards Codification ASC 915 "Development Stage Entities" formerly Statement of Financial Accounting Standard ("SFAS") No. 7 "Accounting and Reporting for Enterprises in the Development Stage". The Company's office is located in Hong Kong, China and its principal business will include trading of electronic components, recycling scrap and electronic Printed Circuit Boards ("PCB"), and the establishment of recycling operations in Asia and in the USA.

On March 25, 2008, the Company commenced its operations in the recycling business by entering into a non-exclusive contract to license a proprietary PCB recycling license technology and has begun the evaluation of this technology. In October 2009, the technology agreement expired.

The Company is now evaluating other recycling technologies and pursuing the trading of electronic materials, components and PCBs.

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

As of June 30, 2010, the Company has generated modest revenue of $11,295 and has incurred an accumulated deficit since inception totaling $56,380 at June 30, 2010 and its current liabilities exceed its current assets by $19,280. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern.

In July 2008, the Company filed an S-1 Registration Statement with the United States Securities and Exchange Commission to register 610,000 shares of common stock for sale by certain selling shareholders at $0.02 per share for gross proceeds of $12,200. The Company will not receive any proceeds with respect to the resale of shares held by existing shareholders. This Registration Statement became effective on February 11, 2009.

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND FOR THE PERIOD FROM OCTOBER 31, 2007
(INCEPTION) TO JUNE 30, 2009 AND 2010

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

Principals of Consolidation

The consolidated financial statements for the year ended June 30, 2010 include the financial statements of the Company and its wholly owned subsidiary Waytop Asia Pacific Limited. The results of subsidiary acquired or sold during the period are consolidated from their effective dates of acquisition or through their effective dates of disposition, respectively.

All significant inter-company transactions and balances have been eliminated on consolidation.
	Place of	Attributable
Name of Company	Incorporation	Interest

Waytop Asia Pacific Limited	Hong Kong	100%

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND FOR THE PERIOD FROM OCTOBER 31, 2007
(INCEPTION) TO JUNE 30, 2009 AND 2010

(Stated in US Dollars)
3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (CONTINUED)
Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260 "Earnings Per Share" formerly SFAS No. 128, "Earnings per Share". ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Fair Value of Financial Instruments

ASC 820 "Fair Value Measurements and Disclosures" formerly SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", applies to all entities, transactions, and instruments that require or permit fair value measurements, with specific exceptions and qualifications. The Company is required to disclose estimated fair values of financial instruments. Unless otherwise indicated, the fair values of all reported assets and liabilities, which represent financial instruments, none of which are held for trading purposes, approximate are carrying values of such amounts.

Cash and Cash Equivalents
The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2001 AND FOR THE PERIOD FROM OCTOBER 31, 2007
(INCEPTION) TO JUNE 30, 2009 AND 2010

(Stated in US Dollars)
3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (CONTINUED)
Income Tax

The Company accounts for income taxes under ASC 740 "Income Taxes" formerly SFAS 109, "Accounting for Income Taxes." Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Foreign Currency Translation

The Company's functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with ASC 830 "Foreign Currency Translation" formerly SFAS No. 52, "Foreign Currency Translation" using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Hong Kong dollars. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND FOR THE PERIOD FROM OCTOBER 31, 2007
(INCEPTION) TO JUNE 30, 2009 AND 2010

(Stated in US Dollars)
3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (CONTINUED)
Stock-based compensation

ASC 718 "Compensation - Stock Compensation" formerly SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. may be classified as either equity or liabilities. The Company should determine if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity. The Company has not issued any stock or share based payments since its inception.

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

Revenue Recognition

The Company recognizes its revenue in accordance with the Securities and Exchange Commissions ("SEC") Staff Accounting Bulletin No.104, "Revenue Recognition in Financial Statements" ("SAB104"). Revenue is recognized upon shipment, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer or services have been provided, fees are fixed or determinable and collection of the related receivable is reasonably assured. Revenue is recorded net of estimated product returns, which is based upon the Company's return policy, sales agreements, management estimates of potential future product returns related to current period revenue, current economic trends, changes in customer composition and historical experience.

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND FOR THE PERIOD FROM OCTOBER 31, 2007
(INCEPTION) TO JUNE 30, 2009 AND 2010

(Stated in US Dollars)
3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (CONTINUED)
Recent Pronouncements

ASC 105, Generally Accepted Accounting Principles ("ASC 105") (formerly Statement of Financial Accounting Standards No.168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No.162) reorganized by topic existing accounting and reporting guidance issued by the Financial Accounting Standards Board ("FASB") into a single source of authoritative generally accepted accounting principles ("GAAP") to be applied by nongovernmental entities. All guidance contained in the Accounting Standards Codification ("ASC") carries an equal level of authority. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Accordingly, all other accounting literature will be deemed "non-authoritative". ASC 105 is effective on a prospective basis for financial statements issued for interim and annual periods ending after September15, 2009. The Company has implemented the guidance included in ASC 105 as of July1, 2009. The implementation of this guidance changed the Company's references to GAAP authoritative guidance but did not impact the Company's financial position or results of operations.

ASC 855, Subsequent Events ("ASC 855") (formerly Statement of Financial Accounting Standards No.165, Subsequent Events) includes guidance that was issued by the FASB in May 2009, and is consistent with current auditing standards in defining a subsequent event. Additionally, the guidance provides for disclosure regarding the existence and timing of a company's evaluation of its subsequent events. ASC 855 defines two types of subsequent events, "recognized" and "non-recognized". Recognized subsequent events provide additional evidence about conditions that existed at the date of the balance sheet and are required to be reflected in the financial statements. Non-recognized subsequent events provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date and, therefore; are not required to be reflected in the financial statements. However, certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. This guidance was effective prospectively for interim or annual financial periods ending after June15, 2009. The Company implemented the guidance included in ASC 855 as of April1, 2009. The effect of implementing this guidance was not material to the Company's financial position or results of operations.

ASC 944, Financial Services - Insurance ("ASC 944") contains guidance that was previously issued by the FASB in May 2008 as Statement of Financial Accounting Standards No.163, Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No.60 that provides for changes to both the recognition and measurement of premium revenues and claim liabilities for financial guarantee insurance contracts that do not qualify as a derivative instrument in accordance with ASC 815, Derivatives and Hedging (formerly included under Statement of Financial Accounting Standards No.133, Accounting for Derivative Instruments and Hedging Activities). This financial guarantee insurance contract guidance also expands the disclosure requirements related to these contracts to include such items as a company's method of tracking insured financial obligations with credit deterioration, financial information about the insured financial obligations, and management's policies for placing and monitoring the insured financial obligations. ASC 944, as it relates to financial guarantee insurance contracts, was effective for fiscal years beginning after December15, 2008, except for certain disclosures related to the insured financial obligations, which were effective for the third quarter of 2008. The Company does not have financial guarantee insurance products, and, accordingly, the implementation of this portion of ASC 944 did not have an effect on the Company's results of operations or financial position.

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND FOR THE PERIOD FROM OCTOBER 31, 2007
(INCEPTION) TO JUNE 30, 2009 AND 2010

(Stated in US Dollars)
3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (CONTINUED)
Recent Pronouncements (continued)

ASC 805, Business Combinations ("ASC 805") (formerly included under Statement of Financial Accounting Standards No.141 (revised 2007), Business Combinations) contains guidance that was issued by the FASB in December 2007. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with certain exceptions. Additionally, the guidance requires changes to the accounting treatment of acquisition related items, including, among other items, transaction costs, contingent consideration, restructuring costs, indemnification assets and tax benefits. ASC 805 also provides for a substantial number of new disclosure requirements. ASC 805 also contains guidance that was formerly issued as FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies which was intended to provide additional guidance clarifying application issues regarding initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. ASC 805 was effective for business combinations initiated on or after the first annual reporting period beginning after December15, 2008. The Company implemented this guidance effective January1, 2009. Implementing this guidance did not have an effect on the Company's financial position or results of operations; however it will likely have an impact on the Company's accounting for future business combinations, but the effect is dependent upon acquisitions, if any, that are made in the future.

ASC 810, Consolidation ("ASC 810") includes new guidance issued by the FASB in December 2007 governing the accounting for and reporting of noncontrolling interests (previously referred to as minority interests). This guidance established reporting requirements which include, among other things, that noncontrolling interests be reflected as a separate component of equity, not as a liability. It also requires that the interests of the parent and the noncontrolling interest be clearly identifiable. Additionally, increases and decreases in a parent's ownership interest that leave control intact shall be reflected as equity transactions, rather than step acquisitions or dilution gains or losses. This guidance also requires changes to the presentation of information in the financial statements and provides for additional disclosure requirements. ASC 810 was effective for fiscal years beginning on or after December15, 2008. The Company implemented this guidance as of January1, 2009. The effect of implementing this guidance was not material to the Company's financial position or results of operations.

ASC 825, Financial Instruments ("ASC 825") includes guidance which was issued in February 2007 by the FASB and was previously included under Statement of Financial Accounting Standards No.159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No.115. The related sections within ASC 825 permit a company to choose, at specified election dates, to measure at fair value certain eligible financial assets and liabilities that are not currently required to be measured at fair value. The specified election dates include, but are not limited to, the date when an entity first recognizes the item, when an entity enters into a firm commitment or when changes in the financial instrument causes it to no longer qualify for fair value accounting under a different accounting standard. An entity may elect the fair value option for eligible items that exist at the effective date. At that date, the difference between the carrying amounts and the fair values of eligible items for which the fair value option is elected should be recognized as a cumulative effect adjustment to the opening balance of retained earnings. The fair value option may be elected for each entire financial instrument, but need not be applied to all similar instruments. Once the fair value option has been elected, it is irrevocable. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. This guidance was effective as of the beginning of fiscal years that began after November15, 2007. The Company does not have eligible financial assets and liabilities, and, accordingly, the implementation of ASC 825 did not have an effect on the Company's results of operations or financial position.

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND FOR THE PERIOD FROM OCTOBER 31, 2007
(INCEPTION) TO JUNE 30, 2009 AND 2010

(Stated in US Dollars)
3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (CONTINUED)
Recent Pronouncements (continued)

ASC 820, Fair Value Measurements and Disclosures ("ASC 820") (formerly included under Statement of Financial Accounting Standards No.157, Fair Value Measurements) includes guidance that was issued by the FASB in September 2006 that created a common definition of fair value to be used throughout generally accepted accounting principles. ASC 820 applies whenever other standards require or permit assets or liabilities to be measured at fair value, with certain exceptions. This guidance established a hierarchy for determining fair value which emphasizes the use of observable market data whenever available. It also required expanded disclosures which include the extent to which assets and liabilities are measured at fair value, the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. ASC 820 also provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. The emphasis of ASC 820 is that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants, under current market conditions. ASC 820 also further clarifies the guidance to be considered when determining whether or not a transaction is orderly and clarifies the valuation of securities in markets that are not active. This guidance includes information related to a company's use of judgment, in addition to market information, in certain circumstances to value assets which have inactive markets.

Fair value guidance in ASC 820 was initially effective for fiscal years beginning after November15, 2007 and for interim periods within those fiscal years for financial assets and liabilities. The effective date of ASC 820 for all non-recurring fair value measurements of nonfinancial assets and nonfinancial liabilities was fiscal years beginning after November15, 2008. Guidance related to fair value measurements in an inactive market was effective in October 2008 and guidance related to orderly transactions under current market conditions was effective for interim and annual reporting periods ending after June15, 2009.

The Company applied the provisions of ASC 820 to its financial assets and liabilities upon adoption at January1, 2008 and adopted the remaining provisions relating to certain nonfinancial assets and liabilities on January1, 2009. The difference between the carrying amounts and fair values of those financial instruments held upon initial adoption, on January1, 2008, was recognized as a cumulative effect adjustment to the opening balance of retained earnings and was not material to the Company's financial position or results of operations. The Company implemented the guidance related to orderly transactions under current market conditions as of April1, 2009, which also was not material to the Company's financial position or results of operations.

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND FOR THE PERIOD FROM OCTOBER 31, 2007
(INCEPTION) TO JUNE 30, 2009 AND 2010

(Stated in US Dollars)
3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (CONTINUED)
Recently Issued Standards

In 2010, the FASB issued ASC Update ("ASU") No.2010-22, Accounting for Various Topics. This update amends various SEC paragraphs in the FASB Accounting Standards Codification based on external comments received and the issuance of Staff Accounting Bulletin (SAB) No. 112 which amends or rescinds portion of certain SAB topics. SAB 112 was issued to being existing SEC guidance into conformity with ASC 805 "Business Combination" and ASC 810 "Consolidation". The adoption of this update did not have any impact on the Company's financial statements.

In 2010, the FASB issued ASC Update ("ASU") No.2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules. This update amends various SEC paragraphs in the FASB Accounting Standards Codification pursuant to SEC Final Rule, "Technical Amendments to Rules Forms, Schedules and Codification of Financial Reporting Policies". The adoption of this update did not have any impact on the Company's financial statements.

In 2010, the FASB issued ASC Update ("ASU") No.2010-13, Compensation - Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. This update is to codify the consensus reached in EITF Issue No. 09-J, "Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying equity Security Trades" The amendments to the Codification clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity shares trades should not be considered to contain a condition that is not a market, performance, or services condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The adoption of this update did not have any impact on the Company's financial statements.

In 2010,the FASB issued ASC Updated ("ASU") No. 2010-02, Consolidation (Topics 810) - Accounting and Reporting for Decreases in Ownership of a Subsidiary - A Scope Clarification This updated provides guidance for noncontrolling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. The adoption of this update did not have any impact on the Company's financial statements.

In 2010, the FASB issued ASC Update ("ASU") No.2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash. This update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. This ASU codified the consensus reached in EITF Issue No. 09-E "Accounting for Stock Dividends, Including Distributions to Shareholders with Components of Stock and Cash". ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this update did not have any impact on the Company's financial statements..

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND FOR THE PERIOD FROM OCTOBER 31, 2007
(INCEPTION) TO JUNE 30, 2009 AND 2010

(Stated in US Dollars)
3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (CONTINUED)

In August 2009, the FASB issued ASC Update ("ASU") No.2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value ("ASU No.2009-05"). This update amends ASC 820, Fair Value Measurements and Disclosures and provides further guidance on measuring the fair value of a liability. The guidance establishes the types of valuation techniques to be used to value a liability when a quoted market price in an active market for the identical liability is not available, such as the use of an identical or similar liability when traded as an asset. The guidance also further clarifies that a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are both Level 1 fair value measurements. If adjustments are required to be applied to the quoted price, it results in a level 2 or 3 fair value measurement. The guidance provided in the update is effective for the first reporting period (including interim periods) beginning after issuance. The Company does not expect that the implementation of ASU No.2009-05 will have a material effect on its financial position or results of operations.

In September 2009, the FASB issued ASC Update ("ASU") No.2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) ("ASU No.2009-12"). This update sets forth guidance on using the net asset value per share provided by an investee to estimate the fair value of an alternative investment. Specifically, the update permits a reporting entity to measure the fair value of this type of investment on the basis of the net asset value per share of the investment (or its equivalent) if all or substantially all of the underlying investments used in the calculation of the net asset value is consistent with ASC 820. The update also requires additional disclosures by each major category of investment, including, but not limited to, fair value of underlying investments in the major category, significant investment strategies, redemption restrictions, and unfunded commitments related to investments in the major category. The amendments in this update are effective for interim and annual periods ending after December15, 2009 with early application permitted. The Company does not expect that the implementation of ASCU No.2009-12 will have a material effect on its financial position or results of operations.

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

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND FOR THE PERIOD FROM OCTOBER 31, 2007
(INCEPTION) TO JUNE 30, 2009 AND 2010

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

4.	COMMON STOCK

As of June 30, 2010, the Company has 75,000,000 shares authorized and 6,510,000 shares issued and outstanding. There were 1,250,000 restricted shares issued to the former director during the year ended June 30, 2010.

5.	RELATED COMPANY TRANSACTIONS
During the period from October 31, 2007 (inception) to June 30, 2010 the Director subscribed for 4,000,000 shares in the Company at $0.001 per share for a total amount of $4,000.

On March 31, 2008, the President and major shareholder of the Company loaned $8,000 to the Company for working capital. The loan is unsecured, payable on March 31, 2009 and bears interests at 10% per annum. On March 30, 2009, this loan was renewed with the principle of $8,800 and was further extended until March 31, 2010.

On July 22, 2009, a former Director of the Company subscribed 1,250,000 shares in the Company for $25,000.

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND FOR THE PERIOD FROM OCTOBER 31, 2007
(INCEPTION) TO JUNE 30, 2009 AND 2010

(Stated in US Dollars)
6.	INCOME TAXES

No provision was made for income tax for the period from October 31, 2007 (Inception) to June 30, 2010 as the Company and its subsidiary had operating losses. For the period from October 31, 2007 (Inception) to June 30, 2010, the Company and its subsidiary incurred net operating losses for tax purposes of approximately $34,125 and $22,255, respectively. Total net operating losses carried forward at June 30, 2010, (i) for Federal and State purposes were $34,125 and $34,125, respectively and (ii) for its entities outside of the United States were $22,255 for the period from October 31, 2007 (Inception) to June 30, 2010. The net operating loss carry-forward may be used to reduce taxable income through the year 2026. The availability of the Company's net operating loss carry-forwards is subject to limitation if there is a 50% or more change in the ownership of the Company's stock.

There was no significant difference between reportable income tax and statutory income tax. The gross deferred tax asset balance as of June 30, 2010 was approximately $8,916 of which $5,118 was for US federal income tax and $3,798 was for Hong Kong income tax. A 100% valuation allowance has been established against the deferred tax asset, as the utilization of the loss carry-forwards cannot reasonably be assured.

As reconciliation between the income taxes computed at the United States and Hong Kong statutory rate and the Group's provision for income taxes is as follows:
June 30, 2010
$
United States federal income tax rate	15%
Valuation allowance-US federal income tax	(15%)
--------------
Provision for income tax	-
========

Hong Kong statutory rate	16.5%
Valuation allowance - Hong Kong Rate	(16.5%)
-------------
Provision for income tax	-
========

The Company did not have any interest and penalty recognized in the income statements for the year ended June 30, 2010 and 2009 or balance sheet as of June 30, 2010 and 2009. The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months. The Company's 2007, 2008 and 2009 U.S. Corporation Income Tax Return are subject to U.S. Internal Revenue Service examination and the Company's 2009/2010 Hong Kong Corporation Profits Tax Return filing are subject to Hong Kong Inland Revenue Department examination.