Form 10-Q
period 2010-09-30
OAKRIDGE INTERNATIONAL CORP
filed 2010-11-10
CIK 1439724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10 - Q

[ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from [ ] to [ ]

Commission File Number: [                ]

(Exact Name of Registrant as Specified in Its Charter)

Nevada	-------------
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

Suite 1609, 16/F., Jie Yang Building, 271 Lockhart Road, Wanchai, Hong Kong	n/a
(Address of Principal Executive Offices)	(Zip Code)

Tel: (206) 309 2235 Fax: (702) 948 5779
(Registrant's Telephone Number, Including Area Code)

Not Applicable
(Former Name, Former Address and Former
Fiscal Year if Changed Since Last Report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ x ]   No [     ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (@232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [ x ]    No [     ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act. (check one)

Large Accelerated Filer [     ]    Accelerated Filer [    ]     Non-Accelerated Filer [    ]    Smaller Reporting Company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ x ]    No [     ]

The number of common equity shares outstanding as of September 30, 2010 was 6,510,000 shares of Common Stock, $0.001 par value.

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheet - September 30, 2010 (Unaudited)	2

	Consolidated Statements of Operations - Three Months ended September 30, 2010, Three Months ended September 30, 2009, and from October 31, 2007 (Inception) to September 30, 2010 (Unaudited)	3

	Consolidated Statement of Stockholders' Equity - From October 31, 2007 (Inception) to September 30, 2010 (Unaudited)	4

	Consolidated Statement of Cash Flows - Three Months ended September 30, 2010, Three Months ended September 30, 2009, and from October 31, 2007 (Inception) to September 30, 2010 (Unaudited)	5

	Notes to Consolidated Financial Statements	6-17

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18-25

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	26

Item 4.	Controls and Procedures	26

PART II. OTHER INFORMATION

Item 1	Legal Proceedings	28

Item 1A	Risk Factors	28

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3	Defaults Upon Senior Securities	28

Item 4	(Removed and Reserved)	28

Item 5	Other Matters	28

Item 6.	Exhibits	28

SIGNATURES		29

PART I - FINANCIAL INFORMATION

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
AS AT SEPTEMBER 30, 2010
(UNAUDITED)
(Stated in US Dollars)
	Note	September 30, 2010	June 30, 2010
		(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents		$511	$563
		------------------	-----------------
Total assets		$511	$563
		===========	==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued expenses		$8,359	$7,409
Other payable		5,625	5,625
Amount due to director		9,309	6,809
		------------------	------------------
Total current liabilities		23,293	19,843
		------------------	------------------

Stockholders' equity:
Common stock, $0.001 par value, 75,000,000 shares authorized; 6,510,000 shares issued and outstanding	4	6,510	6,510
Additional paid up capital	4	30,590	30,590
Deficit accumulated during the development stage		(59,882)	(56,380)
		------------------	------------------
Total stockholders' deficit		(22,782)	(19,280)
		------------------	------------------
Total liabilities and stockholders' equity		$511	$563
		===========	===========

See accompanying notes to the consolidated financial statements

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010, THREE MONTHS ENDED SEPTEMBER 30, 2009, AND FROM OCTOBER 31, 2007 (INCEPTION) TO SEPTEMBER, 2010
(UNAUDITED)
(Stated in US Dollars)
			For the Period
	For the Three	For the Three	from October 31,
	Months Ended	Months Ended	2007 (Inception)
	September 30,	September 30,	to September 30,
	2010	2009	2010
	----------------------	----------------------	----------------------

Net revenues	$-	$-	$11,295
Cost of revenues	-	-	10,821
	----------------------	----------------------	----------------------
Gross profits	-	-	474

Other general and administrative expenses	3,502	1,057	58,676
	----------------------	----------------------	----------------------
Loss from operations	(3,502)	(1,057)	(58,202)

Other expenses
Interest-	-	220	1,680
	----------------------	----------------------	----------------------
Net loss	$(3,502)	$(1,277)	$(59,882)
	=============	=============	=============

Weighted average basic and diluted shares outstanding	6,510,000	6,279,022	5,552,620
	=============	=============	=============

Loss per share - basic and diluted*	$(0.00)	$(0.00)	$(0.00)
	=============	=============	=============

*Basic and diluted weighted average number of shares is the same since the Company does not have any dilutive securities

See accompanying notes to the consolidated financial statements

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM OCTOBER 31, 2007 (INCEPTION) TO SEPTEMBER 30, 2010
(UNAUDITED)
(Stated in US Dollars)
				Deficit
				accumulated
			Additional	during the	Total
	Common stock		paid-in	development	stockholders'
	Shares	Amount	capital	stage	deficit

Balance at October 31, 2007	-	$-	$-	$-	$-
(inception)

Issuance of founder shares for
cash at $0.001 per share -
November 30, 2007	4,500,000	4,500	-	-	4,500

Sale of shares for cash at $0.01
per share - March, 2008	760,000	760	6,840	-	7,600

Net loss	-	-	-	(6,142)	(6,142)
	----------------	----------------	----------------	----------------	---------------

Balance at June 30, 2008	5,260,000	5,260	6,840	(6,142)	5,958

Net loss	-	-	-	(38,689)	(38,689)
	----------------	----------------	----------------	----------------	---------------

Balance at June 30, 2009	5,260,000	5,260	6,840	(44,831)	(32,731)

Issuance of shares for services at
$0.02 per share - July 17, 2009	1,250,000	1,250	23,750	-	25,000

Net loss	-	-	-	(11,549)	(11,549)
	----------------	----------------	----------------	----------------	---------------

Balance at June 30, 2010	6,510,000	6,510	30,590	(56,380)	(19,280)

Net loss	-	-	-	(3,502)	(3,502)
	----------------	----------------	----------------	----------------	---------------

Balance at September 30, 2010	6,510,000	$6,510	$30,590	$(59,882)	$(22,782)
	=========	=========	=========	=========	========

See accompanying notes to the consolidated financial statements

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010, THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND FROM OCTOBER 31, 2007 (INCEPTION) TO SEPTEMBER 30, 2010
(UNAUDITED)
(Stated in US Dollars)
			For the Period
	For the Three	For the Three	from October 31, 2007
	Months Ended	Months Ended	(Inception) to
	September 30, 2010	September 30, 2009	September 30, 2010
	-----------------------	-----------------------	------------------------
Cash Flows from Operating Activities:	$(3,502)	$(1,277)	$(59,882)
Net Loss

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Common Stock Issuance for Services	-	25,000	25,000
Changes in Assets and Liabilities:
Increase / (Decrease) in Accrued Expenses	950	(2,550)	8,359
Increase in Other Payable	-	10	5,625
Increase / (Decrease) in Amount due to director	2,500	(24,780)	9,309
Decrease in Account Receivable	-	3,590	-
	-------------------	-------------------	-------------------
Net Cash Used in Operating Activities	(52)	(7)	(11,589)
	-------------------	-------------------	-------------------
Cash Flows from Investing Activities:	-	-	-
	-------------------	-------------------	-------------------
Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock	-	-	12,100
	-------------------	-------------------	-------------------
Net Cash Provided by Financing Activities	-	-	12,100
	-------------------	-------------------	-------------------
(Decrease) / Increase in Cash	(52)	(7)	511

Cash - Beginning of Period	563	667	-
	-------------------	-------------------	-------------------
Cash - End of Period	$511	$660	$511
	============	============	============

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$-	$220	$1,680
	============	============	============
Income Taxes Paid	$-	$-	$-
	============	============	============

See accompanying notes to the consolidated financial statements

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010
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

As of September 30, 2010, the Company has generated modest revenue of $11,295 and has incurred an accumulated deficit since inception totaling $59,882 at September 30, 2010 and its current liabilities exceed its current assets by $22,782. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern.

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
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010
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

Principals of Consolidation

The consolidated financial statements for the period ended September 30, 2010 include the financial statements of the Company and its wholly owned subsidiary Waytop Asia Pacific Limited. The results of subsidiary acquired or sold during the period are consolidated from their effective dates of acquisition or through their effective dates of disposition, respectively.

All significant inter-company transactions and balances have been eliminated on consolidation.
	Place of	Attributable
Name of Company	Incorporation	Interest

Waytop Asia Pacific Limited	Hong Kong	100%

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010
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
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010
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
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010
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
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010
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
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010
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
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010
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
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010
(UNAUDITED)
(Stated in US Dollars)
3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (CONTINUED)
Recently Issued Standards

In 2010, the FASB issued ASC Update ("ASU") No. 2010-22, Accounting for Various Topics. This update amends various SEC paragraphs in the FASB Accounting Standards Codification based on external comments received and the issuance of Staff Accounting Bulletin (SAB) No. 112 which amends or rescinds portion of certain SAB topics. SAB 112 was issued to being existing SEC guidance into conformity with ASC 805 "Business Combination" and ASC 810 "Consolidation". The adoption of this update did not have any impact on the Company's financial statements.

In 2010, the FASB issued ASC Update ("ASU") No. 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules. This update amends various SEC paragraphs in the FASB Accounting Standards Codification pursuant to SEC Final Rule, "Technical Amendments to Rules Forms, Schedules and Codification of Financial Reporting Policies". The adoption of this update did not have any impact on the Company's financial statements.

In 2010, the FASB issued ASC Update ("ASU") No. 2010-13, Compensation - Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. This update is to codify the consensus reached in EITF Issue No. 09-J, "Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying equity Security Trades" The amendments to the Codification clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity shares trades should not be considered to contain a condition that is not a market, performance, or services condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The adoption of this update did not have any impact on the Company's financial statements.

In 2010, the FASB issued ASC Updated ("ASU") No. 2010-02, Consolidation (Topics 810) - Accounting and Reporting for Decreases in Ownership of a Subsidiary - A Scope Clarification This updated provides guidance for noncontrolling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. The adoption of this update did not have any impact on the Company's financial statements.

In 2010, the FASB issued ASC Update ("ASU") No. 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash. This update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. This ASU codified the consensus reached in EITF Issue No. 09-E "Accounting for Stock Dividends, Including Distributions to Shareholders with Components of Stock and Cash". ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this update did not have any impact on the Company's financial statements..

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010
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
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010
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
As of September 30, 2010, the Company has 75,000,000 shares authorized and 6,510,000 shares issued and outstanding.
5.	RELATED COMPANY TRANSACTIONS
During the period from October 31, 2007 (inception) to September30, 2010 the Director subscribed for 4,000,000 shares in the Company at $0.001 per share for a total amount of $4,000.

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
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010
(UNAUDITED)
(Stated in US Dollars)
6.	INCOME TAXES

No provision was made for income tax for the period from October 31, 2007 (Inception) to September30, 2010 as the Company and its subsidiary had operating losses. For the period from October 31, 2007 (Inception) to September 30, 2010, the Company and its subsidiary incurred net operating losses for tax purposes of approximately $34,575 and $25,307, respectively. Total net operating losses carried forward at September 30, 2010, (i) for Federal and State purposes were $34,575 and $34,575, respectively and (ii) for its entities outside of the United States were $25,307 for the period from October 31, 2007 (Inception) to September 30, 2010. The net operating loss carry-forward may be used to reduce taxable income through the year 2026. The availability of the Company's net operating loss carry-forwards is subject to limitation if there is a 50% or more change in the ownership of the Company's stock.

There was no significant difference between reportable income tax and statutory income tax. The gross deferred tax asset balance as of September 30, 2010 was approximately $9,488 of which $5,186 was for US federal income tax and $4,302 was for Hong Kong income tax. A 100% valuation allowance has been established against the deferred tax asset, as the utilization of the loss carry-forwards cannot reasonably be assured.

As reconciliation between the income taxes computed at the United States and Hong Kong statutory rate and the Group's provision for income taxes is as follows:
September 30, 2010
$
United States federal income tax rate	15%
Valuation allowance-US federal income tax	(15%)
--------------
Provision for income tax	-
========

Hong Kong statutory rate	16.5%
Valuation allowance - Hong Kong Rate	(16.5%)
-------------
Provision for income tax	-
========

The Company did not have any interest and penalty recognized in the income statements for the year ended June 30, 2010 and 2009 or balance sheet as of June 30, 2010 and 2009. The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months. The Company's 2007, 2008 and 2009 U.S. Corporation Income Tax Return are subject to U.S. Internal Revenue Service examination and the Company's 2009/2010 Hong Kong Corporations Profits Tax Return filing are subject to Hong Kong Inland Revenue Department examination.

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

Critical Accounting Policy and Estimates

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended September 30, 2010.

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

We are a development stage company that has generated modest revenues of $11,295 from operations since our incorporation on October 31, 2007 to September 30, 2010. We have incurred losses since our inception.

For the three months ended September 30, 2010, we did not earn any revenue, but we focused on trading of raw materials from PCB factories and electronic components, and developing a business model for the recycling technology and performing due diligence regarding potential sources for acquiring recyclable materials. A summary of the significant events for the period is described below.

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

Recycle Process and Technology

Our plan is still to have PCB recycling facilities in Asia and the USA. We plan to use a PCB recycling process where we recycle scrap and EOL PCBs in an efficient and environmentally friendly process. This type of technology involves special crushing of PCBs, followed by separation of the metallic and non-metallic materials with a proprietary separation process. The technique has advantages over other methods proposed for recycling PCBs since it does not involve any secondary pollutants that are harmful to the environment. We have identified other potential manufacturers of the crushing technology for evaluation and discussion. We are still evaluating the technologies and are also in the process of studying the market in China to accommodate our initial operations in line with the anticipated resources available to us. During the period under review, we plan to continue to investigate the recycle technologies.

Trading of PCB Materials and Electronic Components

Our business involves net-working with electronic factories and we can have the opportunity to trade in PCB materials and electronic components so as to develop closer relationship with the factories. This is a very competitive industry and the margins are under downward adjusting pressure. However, such net-working with electronic factories provides us a strategic link into the factories that we will potentially provide a future source for electronic waste to feed on our recycling operation.

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

Results of Operations
FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2010, THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2009 AND FOR THE PERIOD FROM OCTOBER 31, 2007 (INCEPTION) TO SEPTEMBER 30, 2010
REVENUES

The Company realized no revenue, no cost of revenue and no gross profit for the three month period ended September 30, 2010. We hope to generate additional revenue when we receive more contracts.

The Company has realized no revenue, no cost of revenue and no gross profit for the three month period ended September 30, 2009.

For the period from October 31, 2007 (date of inception) to September 30, 2010, the Company realized revenue of $11,295, incurred a cost of revenue of $10,821 and achieved a gross profit of $474.

OPERATING EXPENSES

For the three month period ended September 30, 2010, we had no gross profit and our total operating expenses were $3,502, all of which were selling, general and administrative expenses. Our net loss to our shareholders for the three month period ended September 30, 2010 was $3,502.

For the three month period ended September 30, 2009, we had no gross profit and our total operating expenses were $1,057, all of which were selling, general and administrative expenses. We also had $220 in interest expense. Our net loss to our shareholders for the three month period ended September 30, 2009 was $1,277.

For the period from October 31, 2007 (date of inception) to September 30, 2010, the accumulated gross profit was $474, the total operating expenses were $58,676 which were all selling, general and administrative expenses, and we had $1,680 in interest expense, resulting in an accumulated net loss to our shareholders of $59,882

Liquidity and Capital Resources
We do not have sufficient resources to accomplish our business plans. As of September 30, 2010, we had $511 in cash.

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

Going Concern Consideration

The Company is a development stage company and has commenced operations. The Company had realized no revenue and incurred a net loss of $3,502 for the three months ended September 30, 2010 and an accumulated net loss of $59,882 for the period from October 31, 2007 (inception) to September 30, 2010. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in emerging markets and the competitive environment in which the Company operates. The Company is pursuing financing for its operations. In addition the Company has commenced operations to earn revenues. Failure to secure such financing, to raise additional equity capital and to earn revenue may result in the Company depleting its available funds and not being able to pay its obligations. These consolidated financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Quantitative and Qualitative Disclosures about Market Risk:
A smaller reporting company is not required to provide the information required by this Item.
Off-Balance Sheet Arrangements:
The Company has no off-balance sheet obligations or guarantees and has not historically used special purpose entities for any transactions.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures

Based upon that evaluation, our Management has concluded that, as of September 30, 2010, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic filings with the SEC.

Internal Control over Financial Reporting
(a) Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis.

Our management, with the participation of its CEO and President, assessed the effectiveness of our internal control over financial reporting as of September 30, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of The Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment under such criteria, management concluded that our internal controls over financial reporting were not effective as of September 30, 2010 due to control deficiencies that constituted material weaknesses. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the year ended September 30, 2010 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

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
Item 4. (Removed and Reserved)
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
Dated: November 10, 2010
OAKRIDGE INTERNATIONAL CORPORATION

By:	/s/ Xiong Xu
Name:	Xiong Xu
Title:	President, Director and
Chief Executive Officer

By:	/s/ Sau Shan Ku
Name:	Sau Shan Ku
Title:	Treasurer, Secretary, Director
Chief Financial Officer