Form 10-Q
period 2010-12-31
OAKRIDGE INTERNATIONAL CORP
filed 2011-02-09
CIK 1439724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10 - Q

[ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from [ ] to [ ]

Commission File Number: 333-152312

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

Yes [ x ]   No[    ]

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

Yes[ x ]   No[    ]

The number of common equity shares outstanding as of January 28, 2011 was 6,510,000 shares of Common Stock, $0.001 par value.

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheet - December 31, 2010 (Unaudited)	2

	Consolidated Statements of Operations - Three Months and Six Months ended December 31, 2010 and 2009, and from October 31, 2007 (Inception) to December 31, 2010 (Unaudited)	3

	Consolidated Statement of Stockholders' Equity - From October 31, 2007 (Inception) to December 31, 2010 (Unaudited)	4

	Consolidated Statement of Cash Flows - Six Months ended December 31, 2010 and 2009, and from October 31, 2007 (Inception) to December 31, 2010 (Unaudited)	5

	Notes to Consolidated Financial Statements	6-17

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18-25

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	26

Item 4.	Controls and Procedures	26

PART II. OTHER INFORMATION

Item 1	Legal Proceedings	28

Item 1A	Risk Factors	28

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3	Defaults Upon Senior Securities	28

Item 4	(Removed and Reserved)	28

Item 5	Other Matters	28

Item 6.	Exhibits	28

SIGNATURES		29

PART I - FINANCIAL INFORMATION

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
AS AT DECEMBER 31, 2010

(UNAUDITED)
(Stated in US Dollars)
	Note	December 31, 2010	June 30, 2010
		(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents		$511	$563

Total assets		$511	$563

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued expenses		$9,309	$7,409
Other payable		5,625	5,625
Amount due to director		11,809	6,809

Total current liabilities		26,743	19,843

Stockholders' equity:
Common stock, $0.001 par value, 75,000,000 shares
Authorized; 6,510,000 shares issued and outstanding	4	6,510	6,510
Additional paid up capital	4	30,590	30,590
Deficit accumulated during the development stage		(63,332)	(56,380)

Total stockholders' deficit		(26,232)	(19,280)

Total liabilities and stockholders' equity		$511	$563

See accompanying notes to the consolidated financial statements

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009,
AND FOR THE PERIOD FROM OCTOBER 31, 2007 (INCEPTION) TO DECEMBER 31, 2010

(UNAUDITED)
(Stated in US Dollars)
	For the Three Months Ended December 31, 2010	For the Three Months Ended December 31, 2009	For the Six Months Ended December31, 2010	For the Six Months Ended December 31, 2009	For the Period from October31, 2007 (Inception) to December 31, 2010

Net revenues	$-	$-	$-	$-	$11,295
Cost of revenue	-	-	-	-	10,821

Gross profits	-	-	-	-	474

Other general and
administrative expenses	3,450	950	6,952	2,007	62,126

Loss from operations	(3,450)	(950)	(6,952)	(2,007)	(61,652)

Other expenses:
Interest	-	220	-	440	1,680

Net loss	$(3,450)	$(1,170)	$(6,952)	$(2,447)	$(63,332)

Weighted average basic and
Diluted shares outstanding	6,510,000	5,260,000	6,510,000	6,394,511	5,628,747

Loss per share - basic and diluted*	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

*Basic and diluted weighted average number of shares is the same since the Company does not have any dilutive securities

See accompanying notes to the consolidated financial statements

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM OCTOBER 31, 2007 (INCEPTION) TO DECEMBER 31, 2010

(UNAUDITED)
(Stated in US Dollars)
				Deficit
				accumulated
			Additional	during the	Total
	Common stock		paid-in	development	stockholders'
	Shares	Amount	capital	stage	deficit

Balance at October 31, 2007	-	$-	$-	$-	$-
(inception)

Issuance of founder shares for
cash at $0.001 per share -
November 30, 2007	4,500,000	4,500	-	-	4,500

Sale of shares for cash at $0.01
per share - March, 2008	760,000	760	6,840	-	7,600

Net loss	-	-	-	(6,142)	(6,142)

Balance at June 30, 2008	5,260,000	5,260	6,840	(6,142)	5,958

Net loss	-	-	-	(38,689)	(38,689)

Balance at June 30, 2009	5,260,000	5,260	6,840	(44,831)	(32,731)

Issuance of shares for services at
$0.02 per share - July 17, 2009	1,250,000	1,250	23,750	-	25,000

Net loss	-	-	-	(11,549)	(11,549)

Balance at June 30, 2010	6,510,000	6,510	30,590	(56,380)	(19,280)

Net loss	-	-	-	(6,952)	(6,952)

Balance at December 31, 2010	6,510,000	$6,510	$30,590	$(63,332)	$(26,232)

See accompanying notes to the consolidated financial statements

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
AND FROM OCTOBER 31, 2007 (INCEPTION) TO DECEMBER 31, 2010

(UNAUDITED)
(Stated in US Dollars)
			For the Period
	For the Six	For the Six	from October 31, 2007
	Months Ended	Months Ended	(Inception) to
	December 31, 2010	December 31, 2009	December 31, 2010

Cash Flows from Operating Activities:	$(6,952)	$(2,447)	$(63,332)
Net Loss

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Common Stock Issuance for Services	-	25,000	25,000
Changes in Assets and Liabilities:
Increase / (Decrease) in Accrued Expenses	1,900	(1,600)	9,309
(Decrease) / Increase in Other Payable	-	(1,272)	5,625
Increase / (Decrease) in Amount due to director	5,000	(24,560)	11,809
Decrease in Account Receivable	-	4,885	-

Net Cash (Used in) / Provided by Operating Activities	(52)	6	(11,589)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock	-	-	12,100

Net Cash Provided by Financing Activities	-	-	12,100

(Decrease) / Increase in Cash	(52)	6	511

Cash - Beginning of Period	563	667	-

Cash - End of Period	$511	$673	$511

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$-	$440	$1,680

Income Taxes Paid	$-	$-	$-

See accompanying notes to the consolidated financial statements

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009

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

At present, the Company is evaluating other recycling technologies and pursuing the trading of electronic materials, components and PCBs.
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

As of December 31, 2010, the Company has generated modest revenue of $11,295 and has incurred an accumulated deficit since inception totaling $63,332 as at December 31, 2010 and its current liabilities exceed its current assets by $26,232. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern.

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009

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

Principals of Consolidation

The consolidated financial statements for the period ended December 31, 2010 include the financial statements of the Company and its wholly owned subsidiary Waytop Asia Pacific Limited. The results of subsidiary acquired or sold during the period are consolidated from their effective dates of acquisition or through their effective dates of disposition, respectively.

All significant inter-company transactions and balances have been eliminated on consolidation.
	Place of	Attributable
Name of Company	Incorporation	Interest

Waytop Asia Pacific Limited	Hong Kong	100%

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009

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
FOR THE SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
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
FOR THE SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009

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
FOR THE SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009

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
FOR THE SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009

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
FOR THE SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009

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
FOR THE SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009

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
FOR THE SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009

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
FOR THE SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009

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
As of December 31, 2010, the Company has 75,000,000 shares authorized and 6,510,000 shares issued and outstanding.
5.	RELATED COMPANY TRANSACTIONS
During the period from October 31, 2007 (inception) to December 31, 2010 the Director subscribed for 4,000,000 shares in the Company at $0.001 per share for a total amount of $4,000.

On March 31, 2008, the President and major shareholder of the Company loaned $8,000 to the Company for working capital. The loan is unsecured, payable on March 31, 2009 and bears interests at 10% per annum. On March 30, 2009, this loan was renewed with the principle of $8,800 and was further extended until March 31, 2010.

On July 22, 2009, a former Director of the Company, Mr. Michael Burney, subscribed 1,250,000 shares in the Company for $25,000. On April 30, 2010, Mr. Burney sold all his shares to the Company's President, Mr. Xiong Xu.

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009

(UNAUDITED)
(Stated in US Dollars)
6.	INCOME TAXES

No provision was made for income tax for the period from October 31, 2007 (Inception) to December 31, 2010 as the Company and its subsidiary had operating losses. For the period from October 31, 2007 (Inception) to December 31, 2010, the Company and its subsidiary incurred net operating losses for tax purposes of approximately $35,025 and $28,307, respectively. Total net operating losses carried forward at December 31, 2010, (i) for Federal and State purposes were $35,025 and $35,025, respectively and (ii) for its entities outside of the United States were $28,307 for the period from October 31, 2007 (Inception) to December 31, 2010. The net operating loss carry-forward may be used to reduce taxable income through the year 2026. The availability of the Company's net operating loss carry-forwards is subject to limitation if there is a 50% or more change in the ownership of the Company's stock.

There was no significant difference between reportable income tax and statutory income tax. The gross deferred tax asset balance as of December 31, 2010 was approximately $10,050 of which $5,253 was for US federal income tax and $4,797 was for Hong Kong income tax. A 100% valuation allowance has been established against the deferred tax asset, as the utilization of the loss carry-forwards cannot reasonably be assured.

As reconciliation between the income taxes computed at the United States and Hong Kong statutory rate and the Group's provision for income taxes is as follows:
December 31, 2010
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

7.	SUBSEQUENT EVENTS

The Company has evaluated all other subsequent events through February 8, 2011, the date these consolidated financial statements were issued, and determined that there were no other additional subsequent events or transactions that require recognition or disclosures in the financial statements.

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

Critical Accounting Policy and Estimates

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended December 31, 2010.

Operation Overview
Business of the Issuer

Oakridge International Corporation is an environmental services company engaging in the business of trading and recovering raw materials from electronic printed circuit boards and other electronic products and components. Our plan is to own recycling facilities in China, Hong Kong and then in the USA. The Company's operations and services include the trading and acquisition of electronic components, recyclable materials such as scrap Printed Circuit Boards ("PCBs") from PCB factories, electronic products from recycling centers, and other electronic sources. After we have processed the PCBs or scrap through our recycling facilities, then we sell the raw materials recovered to customers in the USA and China. We believe the major customers for the recovered raw materials are manufacturers that can utilize the raw materials in the creation of new products. We believe the recycling process and the use of the recycled raw materials is both environmentally correct, for corporations and individuals worldwide, and is an essential responsibility to ensure that electronic products are properly recycled.

We are a development stage company that has generated modest revenues of $11,295 from operations since our incorporation from October 31, 2007 to December 31, 2010. We have incurred losses since our inception.

For the six months ended December 31, 2010, we did not earn any revenue, but we focused on trading of raw materials from PCB factories and electronic components, and developing a business model for the recycling technology and performing due diligence regarding potential sources for acquiring recyclable materials. A summary of the significant events for the period is described below.

Resignation of Director and Senior Officer

On February 15, 2010, the Company received a Separation Agreement and Release of Claims ("Separation Agreement") from and signed by Mr. Michael Burney ("Mr. Burney"), our then President and Chief Executive Officer ("CEO") in respect of his resignation as President, CEO and member of the board of directors of the Company (the "Director").

Under the Separation Agreement, Mr. Burney resigned as President, CEO and Director of the Company effective on February 14, 2010. Furthermore the Separation Agreement included two clauses: a Release of Claims and a Mutual Non-Disparagement clause, both of which the Board could not agree and accept for reasons including not complying with the Board's request, prior to and after his resignation, for his work reports and contact details (the "Reports") of his activities as the top officer of the Company for the past 5 months prior to his resignation. Mr. Burney has not produced any reports or information to the Board of Directors prior to or after his departure. Until Mr. Burney submits all the outstanding Reports and information with a satisfactory explanation, the Company reserves the right to claim for any damages or opportunity cost that may have been incurred by Mr. Burney's representation during his employment as CEO and President of the Company.

Recycle Process and Technology

We continue our plan to own and operate PCB recycling facilities in Asia and the USA. We plan to use a PCB recycling process where we recycle scrap and EOL PCBs in an efficient and environmentally friendly process. This type of technology involves special crushing of PCBs, followed by separation of the metallic and non-metallic materials with a proprietary separation process. The technique has advantages over other methods proposed for recycling PCBs since it does not involve any secondary pollutants that are harmful to the environment. At present, we are looking for potential manufacturers of the crushing technology for evaluation and discussion. We are still evaluating the technologies and are also in the process of studying the market in China to accommodate our initial operations in line with the anticipated resources available to us. During the period under review, we are still investigating recycle technologies and other related environment recycling methods, however at the date of this report the progress has been limited due to lack of resources.

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

Employees

As of January 15, 2011, we had 2 staff in the Company. Subject to financing, in the next 12 months, we plan to hire consultants in Hong Kong, China and the U.S.A. to undertake and implement the operational plans.

Results of Operations
FOR THE SIX MONTH PERIOD ENDED DECEMBER 31, 2010 AND 2009, AND FOR THE PERIOD FROM OCTOBER 31, 2007 (INCEPTION) TO DECEMBER 31, 2010
REVENUES

The Company realized no revenue, no cost of revenue and no gross profit for the three month period ended December 31, 2010. We hope to generate additional revenue when we receive more contracts.

The Company has realized no revenue, no cost of revenue and no gross profit for the three month period ended December 31, 2009.

For the period from October 31, 2007 (date of inception) to December 31, 2010, the Company realized revenue of $11,295, incurred a cost of revenue of $10,821 and achieved a gross profit of $474.

OPERATING EXPENSES

For the three month period ended December 31, 2010, we had no gross profit and our total operating expenses were $3,450, all of which were selling, general and administrative expenses. Our net loss to our shareholders for the three month period ended December 31, 2010 was $3,450.

For the three month period ended December 31, 2009, we had no gross profit and our total operating expenses were $950, all of which were selling, general and administrative expenses. We also had $220 in interest expense. Our net loss to our shareholders for the three month period ended December 31, 2009 was $1,170.

For the period from October 31, 2007 (date of inception) to December 31, 2010, the accumulated gross profit was $474, the total operating expenses were $62,126 which were all selling, general and administrative expenses, and we had $1,680 in interest expense, resulting in an accumulated net loss to our shareholders of $63,332.

Liquidity and Capital Resources
We do not have sufficient resources to accomplish our business plans. As of December 31, 2010, we had $511 in cash.

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

Going Concern Consideration

The Company is a development stage company and has commenced operations. The Company had realized no revenue and incurred a net loss of $3,450 for the three months ended December 31, 2010 and an accumulated net loss of $63,332 for the period from October 31, 2007 (inception) to December 31, 2010. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in emerging markets and the competitive environment in which the Company operates. The Company is pursuing financing for its operations. In addition the Company has commenced operations to earn revenues. Failure to secure such financing, to raise additional equity capital and to earn revenue may result in the Company depleting its available funds and not being able to pay its obligations. These consolidated financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Our management, with the participation of its CEO and President, assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of The Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment under such criteria, management concluded that our internal controls over financial reporting were not effective as of September 30, 2010 due to control deficiencies that constituted material weaknesses. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the period ended December 31, 2010 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

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
Dated: February 9, 2011
OAKRIDGE INTERNATIONAL CORPORATION

By:	/s/ Xiong Xu
Name:	Xiong Xu
Title:	President, Director and
Chief Executive Officer

By:	/s/ Sau Shan Ku
Name:	Sau Shan Ku
Title:	Treasurer, Secretary, Director
Chief Financial Officer