Form 10-Q
period 2011-03-31
OAKRIDGE INTERNATIONAL CORP
filed 2011-05-16
CIK 1439724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10 - Q

[ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

Yes [ x ]    No [    ]

The number of common equity shares outstanding as of March 31, 2011 was 6,510,000 shares of Common Stock, $0.001 par value.

PART I - FINANCIAL INFORMATION

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
AS AT MARCH 31, 2011
(UNAUDITED)
	Note	March 31, 2011	June 30, 2010
		(Unaudited)	(Audited)
		US$	US$
ASSETS
Current assets:
Cash and cash equivalents		440	563

Total assets		440	563

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued expenses		10,259	7,409
Other payable		5,625	5,625
Amount due to director		11,809	6,809

Total current liabilities		27,693	19,843

Stockholders' equity:
Common stock, $0.001 par value, 75,000,000 shares
Authorized; 6,510,000 shares issued and outstanding	4	6,510	6,510
Additional paid up capital	4	30,590	30,590
Deficit accumulated during the development stage		(64,353)	(56,380)

Total stockholders' deficit		(27,253)	(19,280)

Total liabilities and stockholders' equity		440	563

See accompanying notes to the consolidated financial statements

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010,
AND FOR THE PERIOD FROM OCTOBER 31, 2007 (INCEPTION) TO MARCH 31, 2011
(UNAUDITED)
	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2010	For the Nine Months Ended March 31, 2011	For the Nine Months Ended March 31, 2010	For the Period from October 31, 2007 (Inception) to March 31, 2011
	US$	US$	US$	US$	US$

Net revenues	-	-	-	-	11,295
Cost of revenue	-	-	-	-	10,821

Gross profits	-	-	-	-	474

Other general and
administrative expenses	1,021	3,521	7,973	5,528	63,147

Loss from operations	(1,021)	(3,521)	(7,973)	(5,528)	(62,673)

Other expenses:
Interest	-	220	-	660	1,680

Net loss	(1,021)	(3,741)	(7,973)	(6,188)	(64,353)

Weighted average basic and
Diluted shares outstanding	6,510,000	6,510,000	6,510,000	6,510,000	5,692,350

Loss per share - basic and diluted*	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

*Basic and diluted weighted average number of shares is the same since the Company does not have any dilutive securities

See accompanying notes to the consolidated financial statements

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM OCTOBER 31, 2007 (INCEPTION) TO MARCH 31, 2011
(UNAUDITED)
				Deficit
				accumulated
			Additional	during the	Total
	Common stock		paid-in	development	stockholders'
	Shares	Amount	capital	stage	deficit
		US$	US$	US$	US$

Balance at October 31, 2007	-	-	-	-	-
(inception)

Issuance of founder shares for
cash at $0.001 per share -
November 30, 2007	4,500,000	4,500	-	-	4,500

Sale of shares for cash at $0.01
per share - March, 2008	760,000	760	6,840	-	7,600

Net loss	-	-	-	(6,142)	(6,142)

Balance at June 30, 2008	5,260,000	5,260	6,840	(6,142)	5,958

Net loss	-	-	-	(38,689)	(38,689)

Balance at June 30, 2009	5,260,000	5,260	6,840	(44,831)	(32,731)

Issuance of shares for services at
$0.02 per share - July 17, 2009	1,250,000	1,250	23,750	-	25,000

Net loss	-	-	-	(11,549)	(11,549)

Balance at June 30, 2010	6,510,000	6,510	30,590	(56,380)	(19,280)

Net loss	-	-	-	(6,952)	(6,952)

Balance at December 31, 2010	6,510,000	6,510	30,590	(63,332)	(26,232)

Net loss	-	-	-	(1,021)	(1,021)

Balance at March 31, 2011	6,510,000	6,510	30,590	(64,353)	(27,253)

See accompanying notes to the consolidated financial statements

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2011 AND 2010
AND FROM OCTOBER 31, 2007 (INCEPTION) TO MARCH 31, 2011
(UNAUDITED)
			For the Period
	For the Nine	For the Nine	from October 31, 2007
	Months Ended	Months Ended	(Inception) to
	March 31, 2011	March 31, 2010	March 31, 2011
	US$	US$	US$

Cash Flows from Operating Activities:	(7,973)	(6,188)	(64,353)
Net Loss

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Common Stock Issuance for Services	-	25,000	25,000
Changes in Assets and Liabilities:
Increase / (Decrease) in Accrued Expenses	2,850	(2,650)	10,259
(Decrease) / Increase in Other Payable	-	(1,272)	5,625
Increase / (Decrease) in Amount due to director	5,000	(21,040)	11,809
Decrease in Account Receivable	-	4,885	-
Decrease in Deposit on License Technology	-	10,000	-
Decrease in Shareholder Loan	-	(8,800)	-
Net Cash used in Operating Activities	(123)	(65)	(11,660)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock	-	-	12,100

Net Cash Provided by Financing Activities	-	-	12,100

(Decrease) / Increase in Cash	(123)	(65)	440

Cash - Beginning of Period	563	667	-

Cash - End of Period	440	602	440

Supplemental Disclosures of Cash Flow Information:
Interest Paid	-	660	1,680

Income Taxes Paid	-	-	-

See accompanying notes to the consolidated financial statements

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2011
(UNAUDITED)
(Stated in US Dollars)
1.	ORGANIZATION

Oakridge International Corporation (the "Company") is a Nevada corporation, incorporated on October 31, 2007. The Company is currently a development stage enterprise, as defined by Accounting Standards Codification ASC 915 "Development Stage Entities" formerly Statement of Financial Accounting Standard ("SFAS") No. 7 "Accounting and Reporting for Enterprises in the Development Stage". The Company's office is located in Hong Kong, China and its principal business will include waste management, trading of electronic components, recycling scrap and electronic Printed Circuit Boards ("PCB"), and the establishment of recycling operations in Asia and in the USA.

On March 25, 2008, the Company commenced its operations in the recycling business by entering into a non-exclusive contract to license a proprietary PCB recycling license technology and has begun the evaluation of this technology. In October 2009, the technology agreement expired.

At present, the Company is evaluating other recycling and waste management technologies, and pursuing the trading of electronic materials, components and PCBs.
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

As of March 31, 2011, the Company has generated modest revenue of $11,295 and has incurred an accumulated deficit since inception totaling $64,353 as at March 31, 2011 and its current liabilities exceed its current assets by $27,253. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern.

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2011
(UNAUDITED)
(Stated in US Dollars)
3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS
Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and the rules of the U.S. Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited financial statements and notes thereto for the year ended June 30, 2010. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended June 30, 2010 included in the Company Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position and results of operations for the interim period presented have been included. Operating results for the interim period are not necessary indicative of the results that may be expected for the respective full year.

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

Principals of Consolidation

The consolidated financial statements for the period ended March 31, 2011 include the financial statements of the Company and its wholly owned subsidiary Waytop Asia Pacific Limited. The results of subsidiary acquired or sold during the period are consolidated from their effective dates of acquisition or through their effective dates of disposition, respectively.

All significant inter-company transactions and balances have been eliminated on consolidation.
	Place of	Attributable
Name of Company	Incorporation	Interest

Waytop Asia Pacific Limited	Hong Kong	100%

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2011
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
FOR THE NINE MONTHS ENDED MARCH 31, 2011
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
FOR THE NINE MONTHS ENDED MARCH 31, 2011
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
FOR THE NINE MONTHS ENDED MARCH 31, 2011
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
FOR THE NINE MONTHS ENDED MARCH 31, 2011
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
FOR THE NINE MONTHS ENDED MARCH 31, 2011
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
FOR THE NINE MONTHS ENDED MARCH 31, 2011
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
FOR THE NINE MONTHS ENDED MARCH 31, 2011
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

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2011
(UNAUDITED)
(Stated in US Dollars)
4.	COMMON STOCK
As of March 31, 2011, the Company has 75,000,000 shares authorized and 6,510,000 shares issued and outstanding.
5.	RELATED COMPANY TRANSACTIONS
During the period from October 31, 2007 (inception) to March 31, 2011 the Director subscribed for 4,000,000 shares in the Company at $0.001 per share for a total amount of $4,000.

On March 31, 2008, the President and major shareholder of the Company loaned $8,000 to the Company for working capital. The loan is unsecured, payable on March 31, 2009 and bears interests at 10% per annum. On March 30, 2009, this loan was renewed with the principle of $8,800 and was further extended until March 31, 2011.

On July 22, 2009, a former Director of the Company, Mr. Michael Burney, subscribed 1,250,000 shares in the Company for $25,000. On April 30, 2010, Mr. Burney sold all his shares to the Company's President, Mr. Xiong Xu.

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2011
(UNAUDITED)
(Stated in US Dollars)
6.	INCOME TAXES

No provision was made for income tax for the period from October 31, 2007 (Inception) to March 31, 2011 as the Company and its subsidiary had operating losses. For the period from October 31, 2007 (Inception) to March 31, 2011, the Company and its subsidiary incurred net operating losses for tax purposes of approximately $35,475 and $28,878, respectively. Total net operating losses carried forward at March 31, 2011, (i) for Federal and State purposes were $35,475 and $35,475, respectively and (ii) for its entities outside of the United States were $28,878 for the period from October 31, 2007 (Inception) to March 31, 2011. The net operating loss carry-forward may be used to reduce taxable income through the year 2026. The availability of the Company's net operating loss carry-forwards is subject to limitation if there is a 50% or more change in the ownership of the Company's stock.

There was no significant difference between reportable income tax and statutory income tax. The gross deferred tax asset balance as of March 31, 2011 was approximately $10,212 of which $5,320 was for US federal income tax and $4,891 was for Hong Kong income tax. A 100% valuation allowance has been established against the deferred tax asset, as the utilization of the loss carry-forwards cannot reasonably be assured.

As reconciliation between the income taxes computed at the United States and Hong Kong statutory rate and the Group's provision for income taxes is as follows:
March 31, 2011
$
United States federal income tax rate	15%
Valuation allowance-US federal income tax	(15%)
--------------
Provision for income tax	-
========

Hong Kong statutory rate	16.5%
Valuation allowance - Hong Kong Rate	(16.5%)
-------------
Provision for income tax	-
========

The Company did not have any interest and penalty recognized in the income statements for the nine months ended March 31, 2011 and year ended June 30, 2010 or balance sheet as of March 31, 2011 and June 30, 2010. The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months. The Company's 2007, 2008 and 2009 U.S. Corporation Income Tax Return are subject to U.S. Internal Revenue Service examination and the Company's 2009/2010 Hong Kong Corporations Profits Tax Return filing are subject to Hong Kong Inland Revenue Department examination.

7	SUBSEQUENT EVENTS

The Company has evaluated all other subsequent events through May 14, 2011, the date these consolidated financial statements were issued, and determined that there were no other additional subsequent events or transactions that require recognition or disclosures in the financial statements.

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

Critical Accounting Policy and Estimates

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended March 31, 2011.

Operation Overview
Business of the Issuer

Oakridge International Corporation is an environmental services company engaging in the business of waste management, trading and recovering raw materials from electronic printed circuit boards and other electronic products and components. Our plan is to own facilities in China and or Hong Kong for the waste management and recovering of raw materials from electronic printed circuit boards and other electronic products and components. This will create greater value and positioning in the market.

History

In March 2008, the Company entered into an agreement for a technology for recovering electronic components from electronic printed circuit boards. The Company evaluated the technology but could not raise the necessary funds to keep the technology and our rights to the technology expired in October 2009. From that date onwards, we have been evaluating other technologies in the recovery of raw materials from Printed Circuit Boards. However due to our limited resources available, we were not able to actively pursue alternative solutions as that would involve investment into test equipment or process.

In May 2011, the Group received a Letter of Authorization to appoint the Waytop as an official reseller for a waste packing system in China for until the end of 2011.

For the second half of 2011, the Company intends to raise some capital in order to pursue the waste packing system and alternative technology for the recovery of raw materials from electronic printed circuit boards.

We are a development stage company that has generated modest revenues of $11,295 from operations since our incorporation from October 31, 2007 to March 31, 2011. We have incurred losses since our inception.

For the nine months ended March 31, 2011, we did not earn any revenue. During the period just ended, the Group focused on trading of raw materials from PCB factories and electronic components, and developing a business model for the recycling technology. In May 2011 the Group further expanded the scope of its environmental services by being appointed an official reseller of waste packing system for China. A summary of our future plans is described below.

Raw Materials Recovery from Printed Circuit Boards

The Company's operations and services include the trading and acquisition of electronic components, recyclable materials such as scrap Printed Circuit Boards ("PCBs") from PCB factories, electronic products from recycling centers, and other electronic sources. After we have processed the PCBs or scrap through our recycling facilities, then we sell the raw materials recovered to customers. We believe the major customers for the recovered raw materials are manufacturers that can utilize the raw materials in the creation of new products. We believe the recycling process and the use of the recycled raw materials is both environmentally correct, for corporations and individuals worldwide, and is an essential responsibility to ensure that electronic products are properly recycled.

Recycle Process and Technology

We continue our plan to own and operate PCB recycling facilities in Asia and will delay our plans for a facility in USA. We plan to use a PCB recycling process where we recycle scrap and End of Life PCBs in an efficient and environmentally friendly process. This type of technology involves special crushing of PCBs, followed by separation of the metallic and non-metallic materials with a proprietary separation process. The technique has advantages over other methods proposed for recycling PCBs as it does not involve any secondary pollutants that are harmful to the environment. At present, we are looking for potential manufacturers of the crushing technology for evaluation and discussion. We are still evaluating the technologies and are also in the process of studying the market in China to accommodate our initial operations in line with the anticipated resources available to us. During the period under review, we are still investigating recycle technologies and other related environment recycling methods, however at the date of this report the progress has been limited due to lack of resources.

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

Waste Packing System

In May 2011, the Company's subsidiary was appointed as an official reseller of a waste packing system in China. The technology involves compressing garbage into air-tight and water proof packing so that the garbage do not emit any smell, unwanted gas or other particles into the air or soil. There are three processing phases including shredding, compressing and wrapping. The shredding process shredded garbage into smaller size for the next process. The compression process pressed the garbage into designated small size, and the final process wrapped the compressed garbage into rolls with specially wrapping films. The entire process is automatic and requires very few workers. The Group has a positive view on the commercial viability of such waste packing system in China. We believe that the landfills site in the future will be harder to be found and approval of this system can be anticipated by the reluctance of communities to propose new landfills site. The advantage of our packing system is not only processing more garbage but also limiting the cause of pollution. It will be an alternative system for handling garbage in an economic way.

Summary of Our Plans
To implement our business plan, apart from additional financing, we will need to negotiate and secure contracts with acceptable terms for:
*	Trading in electronic components
*	Sourcing of electronic PCBs from recycling centers and scrap PCBs from PCB factories
*	Locating customers for the raw materials recovered from this recycling technology
*	Waste packing system to be installed for initial test site purposes
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

For waste packing system, we intend to provide our system to cooperate with municipal governments as an environment solution for garbage problems. Our service will be based on charging the quantity of the garbage we process each day. Furthermore we will sell our packaged garbage to incineration plants.

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

In China, around 238 million tons of household garbage was produced in 2009. However the disposal facilities, according to China Association of Environmental Protection Industry (CAEPI0 are only capable of processing 112 million tons. As China's economy rapidly develops, consumption has skyrocketed and household garbage will continue to increase. Therefore putting more stress on landfills.

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

Twelve Months Operating Plan

Over the next twelve months, our operating plan will be focused on three main areas: financing, identifying technology / operating partners, and operating recycling / waste packing facilities in China and Hong Kong. Each of the three areas will be developed on its own path depending on the progress made and the amount of capital available.

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

Employees

As of April 15, 2011, we had 2 staff in the Company. Subject to financing, in the next 12 months, we plan to hire consultants in Hong Kong, China and the U.S.A. to undertake and implement the operational plans.

Results of Operations
FOR THE THREE MONTHS AND NINE MONTHS PERIOD ENDED MARCH 31, 2011 AND 2010, AND FOR THE PERIOD FROM OCTOBER 31, 2007 (INCEPTION) TO MARCH 31, 2011
REVENUES

The Company realized no revenue, no cost of revenue and no gross profit for the three months and nine months period ended March 31, 2011. We hope to generate revenue when we receive contracts for the trading business.

The Company has realized no revenue, no cost of revenue and no gross profit for the three months and the nine months period ended March 31, 2011.

For the period from October 31, 2007 (date of inception) to March 31, 2011, the Company realized revenue of $11,295, incurred a cost of revenue of $10,821 and achieved a gross profit of $474.

OPERATING EXPENSES

For the three months period ended March 31, 2011, we had no gross profit and our total operating expenses were $1,021, all of which were selling, general and administrative expenses. Our net loss to our shareholders for the three month period ended March 31, 2011 was $1,021.

For the three months period ended March 31, 2010, we had no gross profit and our total operating expenses were $3,521, all of which were selling, general and administrative expenses. We also had $220 in interest expense. Our net loss to our shareholders for the three months period ended March 31, 2010 was $3,741.

For the nine months period ended March 31, 2011, we had no gross profit and our total operating expenses were $7,973, all of which were selling, general and administrative expenses. Our net loss to our shareholders for the nine month period ended March 31, 2011 was $7,973.

For the nine months period ended March 31, 2010, we had no gross profit and our total operating expenses were $5,528, all of which were selling, general and administrative expenses. We also had $660 in interest expense. Our net loss to our shareholders for the nine months period ended March 31, 2010 was $6,188.

For the period from October 31, 2007 (date of inception) to March 31, 2011, the accumulated gross profit was $474, the total operating expenses were $63,147 which were all selling, general and administrative expenses, and we had $1,680 in interest expense, resulting in an accumulated net loss to our shareholders of $64,353.

Liquidity and Capital Resources
We do not have sufficient resources to accomplish our business plans. As of March 31, 2011, we had $440 in cash.

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

Going Concern Consideration

The Company is a development stage company and has commenced operations. The Company had realized no revenue and incurred a net loss of $1,021 for the three months ended March 31, 2011 and an accumulated net loss of $64,353 for the period from October 31, 2007 (inception) to March 31, 2011. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in emerging markets and the competitive environment in which the Company operates. The Company is pursuing financing for its operations. In addition the Company has commenced operations to earn revenues. Failure to secure such financing, to raise additional equity capital and to earn revenue may result in the Company depleting its available funds and not being able to pay its obligations. These consolidated financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Our management, with the participation of its CEO and President, assessed the effectiveness of our internal control over financial reporting as of March 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of The Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment under such criteria, management concluded that our internal controls over financial reporting were not effective as of September 30, 2010 due to control deficiencies that constituted material weaknesses. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the period ended March 31, 2011 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

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
Dated: May 16, 2011
OAKRIDGE INTERNATIONAL CORPORATION
By:	/s/ Xiong Xu
Name:	Xiong Xu
Title:	President, Director and
Chief Executive Officer
By:	/s/ Sau Shan Ku
Name:	Sau Shan Ku
Title:	Treasurer, Secretary, Director
Chief Financial Officer