Form 10-K
period 2011-06-30
OAKRIDGE INTERNATIONAL CORP
filed 2011-10-14
CIK 1439724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10 - K

[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from[ ]to [ ]

Commission File Number: [ ]

(Exact Name of Registrant as Specified in Its Charter)

Nevada	-------------
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

Suite 1609, 16/F., Jie Yang Building, 271 Lockhart Road, Wanchai, Hong Kong	n/a
(Address of Principal Executive Offices)	(Zip Code)

Tel: (206) 309 2235       Fax: (702) 948 5779      Email: info@oakridge88.com
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

Yes [ x ]   No [   ]

On September 15, 2011, the number of shares held by non-affiliates of the registrant was 1,260,000 shares of common stock. There is no calculation on the aggregate market value of the voting stock held by non-affiliates at the moment, as the Company's shares have not yet traded on the Over-the-counter Bulletin Board.

Solely for the purpose of this calculation, shares held by directors and officers of the registrant have been excluded. Such exclusion should not be deemed a determination or an admission by registrant that such individuals are, in fact, affiliates of the registrant.

The number of common equity shares outstanding as of September 15, 2011 was 6,510,000 shares of Common Stock, $0.001 par value.

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

PART I
ITEM 1. BUSINESS.
Operation Overview
Business of the Issuer

Oakridge International Corporation is an environmental services company planning to engage in the business of waste management, trading and recovering raw materials from electronic printed circuit boards and other electronic products and components. Our plan is to own facilities in China and or Hong Kong for the waste management and recovering of raw materials from electronic printed circuit boards and other electronic products and components. This will create greater value and positioning in the market.

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

In the second half of calendar year 2011, the Company intends to raise some capital in order to pursue the waste packing system and alternative technology for the recovery of raw materials from electronic printed circuit boards. However, at the date of this report, we will not successful in the fund raising.

We are a development stage company that has generated modest revenues of $11,295 from operations since our incorporation on October 31, 2007 to June 30, 2011. We have incurred losses since our inception.

For the year ended June 30, 2011, we did not earn any revenue. During the period just ended, the Group focused on trading of raw materials from PCB factories and electronic components, and developing a business model for the recycling technology. In May 2011 the Group further expanded the scope of its environmental services by being appointed an official reseller of waste packing system for China. A summary of our future plans is described below.

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

During the period from inception on October 31, 2007 through June 30, 2011, we incurred net losses of approximately $66,303. In November 2008, the Company sold scrap PCBs for $11,295 for a net profit of $474. Our future success is dependent on our ability to buy the electronic waste (including PCBs) and the subsequent sale of the recycled materials. The success of the business will depend upon a number of factors including but not limited to sourcing of recycled PCBs, arranging shipping, locating customers and operating the recycling facilities. None of these factors is demonstrated by our historic performance to date and there is no assurance we will be able to accomplish them in order to sustain our operations. We may never develop profitable operations. As a result, there is no assurance of future successful performance of our business.

Our financial condition raises substantial doubt about our ability to continue as a going concern. You will be unable to determine whether we will ever become profitable.

Our independent auditors have indicated in their audit report for the period ended at June 30, 2011 that there is substantial doubt about our ability to continue as a going concern over the next twelve months. Our poor financial condition could inhibit our ability to achieve our business plan and therefore an investor cannot determine if we will ever become profitable.

If we do not obtain additional financing, our business will fail.

We have determined our current operating funds are not sufficient to complete our intended business objectives. As of June 30, 2011, we had cash on hand in the amount of $440. We will need to raise additional capital in order to cover the costs of implementing our business plan. We estimate that we will need to raise $5.0 million to fully execute our operating plan. For the next 12 months, we will require a minimum of $25,000 to pay for the ongoing corporate costs of annual filing fees, audit, accounting, and office related cost. We do not currently have any arrangements for financing and may not be able to find such financing if required. We currently do not have any significant operations and we have had modest revenue. Our Chairman, Mr. Ku, has indicated that he is prepared to lend to the Company up to $25,000 to cover our operating costs over the next 12 months, but there are no formal arrangements in this regard. He is not legally obligated to loan funds to the Company. There is no guarantee that we will receive such loans.

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

In addition, we currently have two part time employees including Mr. Xiong Xu, our CEO, and Mr. Sau Shan Ku, our CFO. Mr. Xu and Mr. Ku anticipate that during the next 12 months they will devote approximately 25% and 30%, respectively, of their time to our business, also in an unpaid capacity. Mr. Xu and Mr. Ku may not be able to devote the time necessary to our business to assure successful implementation of our business plan.

Our management decisions are made by Mr. Xiong Xu and Mr. Sau Shan Ku; if we lose their services, our business may be adversely affected.

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

We are currently not registered on any public stock exchange. There is presently no demand for our common stock and no public market exists for our shares. We had contacted a market maker and intend to apply to have our shares quoted on the OTC Electronic Bulletin Board (OTCBB). The OTCBB is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter (OTC) securities. The OTCBB is not an issuer listing service, market or exchange. Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC. Market makers are not permitted to begin quotation of a security whose issuer does not meet this filing requirement. Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their required filing during that time. As of the date of this filing, we have engaged in discussions with a market maker concerning the filing of Form 211 with the Financial Industry regulatory Authority (FINRA) to qualify our securities for quotation on the OTCBB. We cannot guarantee that our application, when filed, will be accepted or approved and that our stock would be listed and quoted for sale or that a future trading market for our securities will develop. If no market is ever developed for our common stock, it will be difficult for you to sell any shares you purchase in this offering. In such a case, you may find that you are unable to achieve any benefit from your investment or liquidate your shares without considerable delay, if at all. In addition, if we fail to have our common stock quoted on a public trading market, your common stock will not have a quantifiable value and it may be difficult, if not impossible, to ever resell your shares, resulting in an inability to realize any value from your investment. Restrictions on the sale of our stock as a Penny Stock may limit your ability to resell or a prospective purchaser to purchase any shares you acquire in this offering.

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

Employees

As of September 15, 2011, we had 2 staff in the Company. Subject to financing, in the next 12 months, we plan to hire consultants in Hong Kong and China to undertake and implement the operational plans.

Results of Operations
FOR THE YEAR ENDED JUNE 30, 2011 AND 2010 AND FOR THE PERIOD FROM OCTOBER 31, 2007 (INCEPTION) TO JUNE 30, 2011
REVENUES

For the year ended June 30, 2011 the Company has realized no revenue and incurred no cost of revenue and no gross profit. We hope to generate additional revenue when we receive more contracts and as we continue to develop the business.

For the year ended June 30, 2010 the Company has realized no revenue and incurred no cost of revenue and no gross profit.

For the period from October 31, 2007 (date of inception) to June 30, 2011, the Company realized revenue of $11,295, incurred a cost of revenue of $10,821 and achieved a gross profit of $474.

OPERATING EXPENSES

For the year ended June 30, 2011, the Company had incurred no gross profit and our total operating expenses were $9,923, all of which were selling, general and administrative expenses. Our net loss to our shareholders for the year ended June 30, 2011 was $9,923.

For the year ended June 30, 2010, the Company had incurred no gross profit and our total operating expenses were $10,889, all of which were selling, general and administrative expenses. We also had $660 in interest expense. Our net loss to our shareholders for the year ended June 30, 2010 was $11,549.

For the period from October 31, 2007 (date of inception) to June 30, 2011, the accumulated gross profit was $474, and our total operating expenses were $65,097, all of which were selling, general and administrative expenses. We also had $1,680 in interest expense, resulting in an accumulated net loss to our shareholders for the period ended June 30, 2011 was $66,303.

Liquidity and Capital Resources
We do not have sufficient resources to accomplish our business plans. As of June 30, 2011, we had $440 in cash.

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

Going Concern Consideration

The Company is a development stage company and has commenced operations. The Company had no revenue and incurred a net loss of $9,923 for the year ended June 30, 2011 and an accumulated net loss of $66,303 for the period from October 31, 2007 (inception) to June 30, 2011. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in emerging markets and the competitive environment in which the Company operates. The Company is pursuing financing for its operations. In addition the Company has commenced operations to earn revenues. Failure to secure such financing, to raise additional equity capital and to earn revenue may result in the Company depleting its available funds and not being able to pay its obligations. These consolidated financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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
Consolidated Financial Statements
Please see page F-1 through F-16 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
There are no such reportable events.
ITEM 9A. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date (the "Evaluation Date") within ninety (90) days prior to the filing of our June 30, 2011 Form 10-K

Based upon that evaluation, our Management has concluded that, as of June 30, 2011, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic filings with the SEC.

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

Our management, with the participation of its CEO and President, assessed the effectiveness of our internal control over financial reporting as of June 30, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of The Treadway Commission (COSO) in Internal Control-Integrated Framework.Based on that assessment under such criteria, management concluded that our internal controls over financial reporting were not effective as of June 30, 2011 due to control deficiencies that constituted material weaknesses. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the year ended June 30, 2011 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

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

ITEM 9B. OTHER INFORMATION.
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.
Our directors and executive officers are as follows:
Name	Age	Position
Xiong XU	33	Director, President, Chief Executive Officer
Sau Shan KU	43	Director, Chairman, Chief Financial Officer and Secretary

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

Mr. Sau Shan Ku has been our Director, Chairman, Treasury, Secretary, and Chief Financial Officer since November 30, 2007. He has over 12 years of work experience in the areas of accounting, finance, and company secretarial duties for a number of listed companies in Hong Kong. In the past 5 years, Mr. Ku has worked as the Finance and Special Projects Manager for Global Assets Limited from 2007 to now. Mr. Ku received a Bachelor of Science degree majoring in Actuarial Science and Economics from the Toronto University and a Bachelor of Arts degree in Administrative Studies from York University. Mr. Ku also holds a Master degree in Corporate Finance from the Hong Kong Polytechnic University.

There is no family relationship among the directors of the Company.

No director or officer of the Company has been affiliated with any company that has filed for bankruptcy within the last five years. The Company is not aware of any proceedings to which any of the Company's officers or directors, or any associate of any such officer or director, is a party adverse to the Company or any of the Company's subsidiary or has a material interest adverse to it or any of its subsidiary.

Auditors; Code of Ethics; Financial Expert
Our principal independent accountant is Albert Wong & Co. LLP.

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

SUMMARY COMPENSATION TABLE
Non-qualified
						Non-Equity	Deferred
	Year			Stock	Option	Incentive Plan	Compensation	All Other
Name and	Ended	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Principal Position	June 30	($)	($)	($)	($)	($)	($)	($)	($)
-----------------------	-------------	--------	--------	--------	-------	---------------	-------------	------------	--------

Mr. Xiong Xu1	2011	5,000	-	-	-	-	-	-	5,000
	2010	5,000	-	-	-	-	-	-	5,000
	2009	-	-	-	-	-	-	-	-

Mr. Sau Shan Ku [2]	2011	-	-	-	-	-	-	-	-
	2010	-	-	-	-	-	-	-	-
	2009	-	-	-	-	-	-	-	-
	2008	-	-	-	-	-	-	-	-
Mr. Michael Burney[3]	2010	-	-	-	-	-	-	-	-
1.	Mr. Xiong Xu is President and Chief Executive Officer and Director of Oakridge effective from February 18, 2010.
2.	Mr. Sau Shan Ku is Chairman, Treasurer, Secretary, Chief Financial Officer, and Director of Oakridge.
3.	Mr. Michael Burney was our President and CEO for the period from July 17, 2009 to February 18, 2010.
Since our incorporation on October 31, 2007, no stock options or stock appreciation rights were granted to any of our directors or executive officers. We have no equity incentive plans.
Outstanding Equity Awards
The following table sets forth certain information concerning stock option awards granted to our executive officers and our director.
OUTSTANDING EQUITY AWARDS AT JUNE 30, 2011
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

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 6,510,000 shares of common stock outstanding as of September 15, 2011.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES. The aggregate fees billed in each of the fiscal years ended June 30, 2011 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements as well as registration statement filings for those fiscal years were $1,500.

AUDIT-RELATED FEES. The aggregate fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under "Audit Fees" for fiscal year 2011 was $3,000.

TAX FEES. For the fiscal years ended June 30, 2011, our principal accountants did not render any services for tax compliance, tax advice, and tax planning work.
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
Report of Independent Registered Public Accounting Firm - Albert Wong & Co. LLP.
Report of Independent Registered Public Accounting Firm - Albert Wong & Co.
Consolidated Financial Statements:
Consolidated Balance Sheet as of June 30, 2011 and 2010
Consolidated Statements of Operations for the years ended June 30, 2011 and 2010 and from October 31, 2007 (Inception) to June 30, and 2011
Consolidated Statements of Stockholders' Equity/(Deficits) - From October 31, 2007 (Inception) to June 30, 2011.
Consolidated Statements of Cash Flows for the years ended June 30, 2011 and 2010 and from October 31, 2007(Inception) to June 30, 2011
Notes to Consolidated Financial Statements
(c) Exhibits.
Exhibit No.	Description

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

21.1*	Subsidiary of small business issuer

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Attached Hereto)

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Attached Hereto)

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. (Attached Hereto)

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (Attached Hereto)
1	Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on July 14, 2008
*	Filed herewith

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
By:	/s/ Xiong Xu	October 14, 2011
--------------------------------------------
Xiong Xu
Its:	President, CEO
By:	/s/ Sau Shan Ku
--------------------------------------------
Sau Shan Ku
Its:	Treasurer, Secretary, CFO

Oakridge International Corporation and Subsidiary
Consolidated Financial Statements
For the Year Ended June 30, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Oakridge International Corporation

We have audited the accompanying consolidated balance sheet of Oakridge International Corporation (the "Company") and its subsidiaries as of June 30, 2011, and the related consolidated statements of operations, stockholders' deficits and cash flows for the year ended June 30, 2011 and from October 31, 2007 (Inception) to June 30, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

We were not engaged to examine management's assertion about the effectiveness of the Company's internal control over financial reporting as of June 30, 2011 included in the Company's Item 9A "Controls and Procedures" in the Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oakridge International Corporation and its subsidiaries as of June 30, 2011 and the results of its operations and its cash flows for June 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has deficits accumulated as at June 30, 2011 of $66,303 including net losses of $9,923 for the year ended June 30, 2011. These factors as discussed in Note 2 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Albert Wong & Co. LLP
CERTIFIED PUBLIC ACCOUNTANTS

New York, New York
October 7, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Oakridge International Corporation

We have audited the accompanying consolidated balance sheet of Oakridge International Corporation (the "Company") and its subsidiaries as of June 30, 2010, and the related consolidated statements of operations, stockholders' deficits and cash flows for the year ended June 30, 2010 and from October 31, 2007 (Inception) to June 30, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oakridge International Corporation and its subsidiaries as of June 30, 2010 and the results of its operations and its cash flows for June 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has deficits accumulated as at June 30, 2010 of $56,380 including net losses of $11,549 for the year ended June 30, 2010. These factors as discussed in Note 2 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Albert Wong & Co.
CERTIFIED PUBLIC ACCOUNTANTS

Hong Kong
September 28, 2010

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2011 AND 2010

(Stated in US Dollars)

	Note	June 30,	June 30,
		2011	2010

ASSETS
Current assets:
Cash and cash equivalents		$440	$563
		------------------	------------------
Total assets		$440	$563
		===========	===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued expenses		$12,209	$7,409
Other payable		5,625	5,625
Amount due to director		11,809	6,809
		------------------	------------------
Total current liabilities		29,643	19,843
		------------------	------------------

Stockholders' equity:
Common stock, $0.001 par value, 75,000,000 shares authorized; 6,510,000 shares issued and outstanding (2010: 6,510,000)	4	6,510	6,510
Additional paid up capital	4	30,590	30,590
Deficit accumulated during the development stage		(66,303)	(56,380)
		------------------	------------------
Total stockholders' deficit		(29,203)	(19,280)
		------------------	------------------
Total liabilities and stockholders' equity		$440	$563
		===========	===========

See accompanying notes to the consolidated financial statements

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED JUNE 30, 2011 AND 2010
AND FROM OCTOBER 31, 2007 (INCEPTION) TO JUNE 30, 2011

(Stated in US Dollars)

			For the Period
	For the Year	For the Year	from October 31,
	Ended	Ended	2007 (Inception)
	June 30,	June 30,	to June 30,
	2011	2010	2011
	----------------------	----------------------	----------------------

Net revenues	$-	$-	$11,295
Cost of revenues	-	-	10,821
	----------------------	----------------------	----------------------
Gross profits	-	-	474

Other general and administrative expenses	9,923	10,889	65,097
	----------------------	----------------------	----------------------
Loss from operations	(9,923)	(10,889)	(64,623)

Other expenses
Interests	-	660	1,680
	----------------------	----------------------	----------------------
Net loss	$(9,923)	$(11,549)	$(66,303)
	=============	=============	=============

Weighted average basic and diluted shares outstanding	6,510,000	6,451,781	5,747,960
	=============	=============	=============

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)
	=============	=============	=============

*Basic and diluted weighted average number of shares is the same since the Company does not have any dilutive securities

See accompanying notes to the consolidated financial statements

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM OCTOBER 31, 2007 (INCEPTION) TO JUNE 30, 2011

(Stated in US Dollars)

				Deficit
				accumulated
			Additional	during the	Total
	Common stock		paid-in	development	stockholders'
	Shares	Amount	capital	stage	equity /(deficit)

Balance at October 31, 2007	-	$-	$-	$-	$-
(inception)

Issuance of founder shares for
cash at $0.001 per share -
November 30, 2007	4,500,000	4,500	-	-	4,500

Sale of shares for cash at $0.01
per share - March 15, 2008	760,000	760	6,840	-	7,600

Net loss	-	-	-	(6,142)	(6,142)
	----------------	----------------	----------------	----------------	---------------

Balance at June 30, 2008	5,260,000	5,260	6,840	(6,142)	5,958

Net loss	-	-	-	(38,689)	(38,689)
	----------------	----------------	----------------	----------------	---------------

Balance at June 30, 2009	5,260,000	5,260	6,840	(44,831)	(32,731)

Issuance of shares for services at $0.02
per share - July 17, 2009	1,250,000	1,250	23,750	-	25,000

Net loss	-	-	-	(11,549)	(11,549)
	----------------	----------------	----------------	----------------	---------------
Balance at June 30, 2010	6,510,000	6,510	30,590	(56,380)	(19,280)

Net loss	-	-	-	(9,923)	(9,923)
	----------------	----------------	----------------	----------------	---------------
Balance at June 30, 2011	6,510,000	$6,510	$30,590	$(66,303)	$(29,203)
	=========	=========	=========	=========	========

See accompanying notes to the consolidated financial statements

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED JUNE 30, 2011
AND 2010 AND FROM OCTOBER 31, 2007 (INCEPTION) TO JUNE 30, 2011

(Stated in US Dollars)

				For the Period
				from October 31,
		For the Year	For the Year	2007
		Ended	Ended	(Inception) to
		June 30, 2011	June 30, 2010	June 30, 2011
		----------------------	------------------------	------------------------
Cash Flows from Operating Activities:
Net Loss		$(9,923)	$(11,549)	$(66,303)

Adjustments to Reconcile Net Loss to Net Cash Used
in Operating Activities:
Common stock issuance for services		-	25,000	25,000
Changes in Assets and Liabilities:
Increase/(Decrease) in Accrued Expenses		4,800	(341)	12,209
Increase/(Decrease) in Other Payable		-	(759)	5,625
Increase/(Decrease) in Amount Due to Director		5,000	(18,540)	11,809
Decrease in Shareholder Loan		-	(8,800)	-
Decrease in Account Receivable		-	4,885	-
Decrease in Deposit on License Technology		-	10,000	-
		-------------------	-------------------	-------------------
Net Cash Used in Operating Activities		(123)	(104)	(11,660)
		-------------------	-------------------	-------------------
Cash Flows from Investing Activities:		-	-	-
		-------------------	-------------------	-------------------
Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock		-	-	12,100
		-------------------	-------------------	-------------------
Net Cash Provided by Financing Activities		-	-
		-------------------	-------------------	-------------------
(Decrease) / Increase in Cash		(123)	(104)	440

Cash - Beginning of Period		563	667	-
		-------------------	-------------------	-------------------
Cash - End of Period		$440	$563	$440
		===========	===========	===========

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$		$660	$1,680
		===========	===========	===========
Income Taxes Paid		$-	$-	$-
		===========	===========	===========

See accompanying notes to the consolidated financial statements

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010 AND FOR THE PERIOD FROM OCTOBER 31, 2007
(INCEPTION) TO JUNE 30, 2011

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

As of June 30, 2011, the Company has generated modest revenue of $11,295 and has incurred an accumulated deficit since inception totaling $56,380 at June 30, 2010 and $66,303 at June 30, 2011 and its current liabilities for the relevant fiscal year ended 2010 and 2011 exceed its current assets by $19,280 and $29,203. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern.

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010 AND FOR THE PERIOD FROM OCTOBER 31, 2007
(INCEPTION) TO JUNE 30, 2011

(Stated in US Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS
Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and the rules of the U.S. Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited financial statements and notes thereto for the year ended June 30, 2011. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended June 30, 2011 included in the Company Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position and results of operations for the interim period presented have been included. Operating results for the interim period are not necessary indicative of the results that may be expected for the respective full year.

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

Principals of Consolidation

The consolidated financial statements for the year ended June 30, 2011 include the financial statements of the Company and its wholly owned subsidiary Waytop Asia Pacific Limited. The results of subsidiary acquired or sold during the period are consolidated from their effective dates of acquisition or through their effective dates of disposition, respectively.

All significant inter-company transactions and balances have been eliminated on consolidation.
	Place of	Attributable
Name of Company	Incorporation	Interest

Waytop Asia Pacific Limited	Hong Kong	100%

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010 AND FOR THE PERIOD FROM OCTOBER 31, 2007
(INCEPTION) TO JUNE 30, 2011

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

Fair Value of Financial Instruments

FASB ASC 820 (formerly SFAS No. 157 Fair Value Measurements) establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

*	Level 1 - defined as observable inputs such as quoted prices in active markets;
*	Level 2 - defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
*	Level 3 - defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable, notes receivable, other receivables, advances to suppliers, accounts payable, notes payable, other payables and accrued expenses and advances from customers, approximate their fair values because of the short maturity of these instruments.

Accounting guidance on fair value measurement and disclosures permits entities to choose to measure many financial instruments and certain other items at fair value. It was effective for fiscal year beginning July1, 2009. Upon its adoption and at this time, we do not intend to reflect any of our current financial instruments at fair value (except that we are required to carry our derivative financial instruments at fair value). However, we will consider the appropriateness of recognizing financial instruments at fair value on a case by case basis in future periods.

Cash and Cash Equivalents
The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010 AND FOR THE PERIOD FROM OCTOBER 31, 2007
(INCEPTION) TO JUNE 30, 2011

(Stated in US Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (CONTINUED)
Income Tax

Deferred tax assets and liabilities are recognized for the future tax consequence attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to reverse.The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date.A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

The Company uses FASB ASC 740 (formerly FASB Interpretation No. 48,Accounting for Uncertainty in Income Taxes("FIN 48")). - AN INTERPRETATION OF FASB STATEMENT NO. 109, ACCOUNTING FOR INCOME TAXES.The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.Under FASB ASC 740, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.FASB ASC 740 also provides guidance on recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.At June 30, 2011 and 2010, the Company did not have a liability for unrecognized tax benefits.

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

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010 AND FOR THE PERIOD FROM OCTOBER 31, 2007
(INCEPTION) TO JUNE 30, 2011

(Stated in US Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (CONTINUED)
Stock-based compensation

Share-based compensation includes 1) stock options and common stock awards granted to employees and directors for services, and are accounted for under FASB ASC 718 "Compensation - Stock Compensation", and 2) warrants and common stock awards granted to consultants which are accounted for under FASB ASC 505-50 "Equity-Based Payment to Non-employees".

All grants of common stock awards and stock options/warrants to employees, directors and consultants are recognized in the financial statements based on their grant date fair values. The Company has elected to recognize compensation expense using the straight-line method for all common stock awards and stock options/warrants granted with service conditions that have a graded vesting schedule, with a corresponding charge to additional paid-in capital.

The Company estimates fair value of common stock awards based on the number of shares granted and the quoted price of the Company's common stock on the date of grant.

Issuance of shares for service

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

Revenue Recognition

The Company recognizes its revenue in accordance with the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No.104, "Revenue Recognition in Financial Statements" ("SAB104"). Revenue is recognized upon shipment, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer or services have been provided, fees are fixed or determinable and collection of the related receivable is reasonably assured. Revenue is recorded net of estimated product returns, which is based upon the Company's return policy, sales agreements, management estimates of potential future product returns related to current period revenue, current economic trends, changes in customer composition and historical experience.

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010 AND FOR THE PERIOD FROM OCTOBER 31, 2007
(INCEPTION) TO JUNE 30, 2011

(Stated in US Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (CONTINUED)
Recent Pronouncements

In July 2010, the FASB issued ASU 2010-20 an accounting update to provide guidance to enhance disclosures related to the credit quality of a company's financing receivables portfolio and the associated allowance for credit losses ("FASB ASC Topic 310"). Pursuant to this accounting update, a company is required to provide a greater level of disaggregated information about its allowance for credit loss with the objective of facilitating users' evaluation of the nature of credit risk inherent in the company's portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. The revised disclosures as of the end of the reporting period are effective for the Company beginning in the second quarter of fiscal 2011, and the revised discourses related to activities during the reporting period are effective for the Company beginning in the third quarter of fiscal 2011. The adoption of such standard did not have a material impact on the Company's consolidated financial statements and disclosures.

In December 2010, the FASB issued ASU 2010-28 an accounting pronouncement related to intangibles - goodwill and other ("FASB ASC Topic 350"), which requires a company to consider whether there are any adverse qualitative factors indicating that an impairment may exist in performing step 2 of the impairment test for reporting units with zero or negative carrying amounts. The provisions for this pronouncement are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, with no early adoption. We will adopt this pronouncement for our fiscal year beginning July 1, 2011. The adoption of this pronouncement is not expected to have a material impact on our consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29 an accounting pronouncement related to business combinations ("FASB ASC Topic 815"), which specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. It also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted.The adoption of this pronouncement is not expected to have a material impact on our consolidated financial statements

In January 2011, the FASB issued ASU 2011-01 an accounting pronouncement related to receivables ("FASB ASC Topic 310"). The amendments in this update temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The adoption of this pronouncement is not expected to have a material impact on our consolidated financial statements.

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010 AND FOR THE PERIOD FROM OCTOBER 31, 2007
(INCEPTION) TO JUNE 30, 2011

(Stated in US Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (CONTINUED)
Recent Pronouncements (continued)

The FASB has issued Accounting Standards Update (ASU) No. 2011-02, Receivables (Topic 310): A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The FASB believes the guidance in this ASU will improve financial reporting by creating greater consistency in the way GAAP is applied for various types of debt restructurings.

The ASU clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings.

In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. The amendments to FASB Accounting Standards Codification? (Codification) Topic 310, Receivables, clarify the guidance on a creditor's evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties.

For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. For nonpublic entities, the amendments to the Codification in the ASU are effective for annual periods ending on or after December 15, 2012, including interim periods within those annual periods. Early application is permitted.

The FASB has issued Accounting Standards Update (ASU) No. 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. The ASU is intended to improve financial reporting of repurchase agreements ("repos") and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.

In a typical repo transaction, an entity transfers financial assets to a counterparty in exchange for cash with an agreement for the counterparty to return the same or equivalent financial assets for a fixed price in the future. FASB Accounting Standards Codification? (Codification) Topic 860, Transfers and Servicing, prescribes when an entity may or may not recognize a sale upon the transfer of financial assets subject to repo agreements. That determination is based, in part, on whether the entity has maintained effective control over the transferred financial assets.

The amendments to the Codification in this ASU are intended to improve the accounting for these transactions by removing from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets. The guidance in the ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted.

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010 AND FOR THE PERIOD FROM OCTOBER 31, 2007
(INCEPTION) TO JUNE 30, 2011

(Stated in US Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (CONTINUED)
Recent Pronouncements (continued)

The FASB has issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term "fair value." The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs.

The FASB has issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU amends the FASB Accounting Standards Codification? (Codification) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

ASU 2011-05 should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. Early adoption is permitted.

The FASB has issued Accounting Standards Update (ASU) No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%.

ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity's financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010 AND FOR THE PERIOD FROM OCTOBER 31, 2007
(INCEPTION) TO JUNE 30, 2011

(Stated in US Dollars)

4.	COMMON STOCK
As of June 30, 2011, the Company has 75,000,000 shares authorized and 6,510,000 shares issued and outstanding.
5.	RELATED COMPANY TRANSACTIONS
During the period from October 31, 2007 (inception) to June 30, 2011 the Director subscribed for 4,000,000 shares in the Company at $0.001 per share for a total amount of $4,000.

On March 31, 2008, the President and major shareholder of the Company loaned $8,000 to the Company for working capital. The loan is unsecured, payable on March 31, 2009 and bears interests at 10% per annum. On March 30, 2009, this loan was renewed with the principle of $8,800 and was further extended until March 31, 2010. The loan was repaid in full in March 2010.

On July 22, 2009, a former Director of the Company subscribed 1,250,000 shares in the Company for $25,000. On April 30, 2010, Mr. Burney sold all his shares to the Company's President, Mr. Xiong Xu.

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010 AND FOR THE PERIOD FROM OCTOBER 31, 2007
(INCEPTION) TO JUNE 30, 2011

(Stated in US Dollars)

6.	INCOME TAXES

No provision was made for income tax for the period from October 31, 2007 (Inception) to June 30, 2011 as the Company and its subsidiary had operating losses. For the period from October 31, 2007 (Inception) to June 30, 2011, the Company and its subsidiary incurred net operating losses for tax purposes of approximately $35,925 and $30,378, respectively. Total net operating losses carried forward at June 30, 2011, (i) for Federal and State purposes were $35,925 and $35,925, respectively and (ii) for its entities outside of the United States were $30,378 for the period from October 31, 2007 (Inception) to June 30, 2011. The net operating loss carry-forward may be used to reduce taxable income through the year 2026. The availability of the Company's net operating loss carry-forwards is subject to limitation if there is a 50% or more change in the ownership of the Company's stock.

There was no significant difference between reportable income tax and statutory income tax. The gross deferred tax asset balance as of June 30, 2011 was approximately $10,526 of which $5,388 was for US federal income tax and $5,138 was for Hong Kong income tax. A 100% valuation allowance has been established against the deferred tax asset, as the utilization of the loss carry-forwards cannot reasonably be assured.

As reconciliation between the income taxes computed at the United States and Hong Kong statutory rate and the Group's provision for income taxes is as follows:
June 30, 2011
$
United States federal income tax rate	15%
Valuation allowance-US federal income tax	(15%)
--------------
Provision for income tax	-
========

Hong Kong statutory rate	16.5%
Valuation allowance - Hong Kong Rate	(16.5%)
-------------
Provision for income tax	-
========

The Company did not have any interest and penalty recognized in the income statements for the year ended June 30, 2011 and 2010 or balance sheet as of June 30, 2011 and 2010. The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months. The Company's 2008, 2009 and 2010 U.S. Corporation Income Tax Return are subject to U.S. Internal Revenue Service examination and the Company's 2009/2010/2011 Hong Kong Corporation Profits Tax Return filing are subject to Hong Kong Inland Revenue Department examination.

7.	SUBSEQUENT EVENTS

The Company has evaluated all other subsequent events through October 7, 2011 the date these consolidated financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.