Form 10-Q
period 2011-09-30
OAKRIDGE INTERNATIONAL CORP
filed 2012-03-06
CIK 1439724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10 - Q

[ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

Yes[ x ]   No[    ]

The number of common equity shares outstanding as of September 30, 2011 was 6,510,000 shares of Common Stock, $0.001 par value.

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheet- September 30, 2011 (Unaudited)	2

	Consolidated Statements of Operations- Three Months ended September 30, 2011, Three Months ended September 30, 2010, and from October 31, 2007 (Inception) to September 30, 2011 (Unaudited)	3

	Consolidated Statement of Stockholders' Equity - From October 31, 2007 (Inception) to September 30, 2011 (Unaudited)	4

	Consolidated Statement of Cash Flows- Three Months ended September 30, 2011, Three Months ended September 30, 2010, and from October 31, 2007 (Inception) to September 30, 2011 (Unaudited)	5

	Notes to Consolidated Financial Statements	6-17

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18-25

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	26

Item 4.	Controls and Procedures	26

PART II. OTHER INFORMATION

Item 1	Legal Proceedings	28

Item 1A	Risk Factors	28

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3	Defaults Upon Senior Securities	28

Item 4	(Removed and Reserved)	28

Item 5	Other Matters	28

Item 6.	Exhibits	28

SIGNATURES		29

PART I - FINANCIAL INFORMATION

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
AS AT SEPTEMBER 30, 2011
(UNAUDITED)
(Stated in US Dollars)
	Note	September 30, 2011	June 30, 2011
		(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents		$440	$440
		------------------	-----------------
Total assets		$440	$440
		===========	==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued expenses		$13,159	$12,209
Other payable		5,625	5,625
Amount due to director		11,809	11,809
		------------------	------------------
Total current liabilities		30,593	29,643
		------------------	------------------

Stockholders' equity:
Common stock, $0.001 par value, 75,000,000 shares authorized; 6,510,000 shares issued and outstanding	4	6,510	6,510
Additional paid up capital	4	30,590	30,590
Deficit accumulated during the development stage		(67,253)	(66,303)
		------------------	------------------
Total stockholders' deficit		(30,153)	(29,203)
		------------------	------------------
Total liabilities and stockholders' equity		$440	$440
		===========	===========

See accompanying notes to the consolidated financial statements

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011, THREE MONTHS ENDED SEPTEMBER 30, 2010, AND FROM OCTOBER 31, 2007 (INCEPTION) TO SEPTEMBER 30, 2011
(UNAUDITED)
(Stated in US Dollars)
			For the Period
	For the Three	For the Three	from October 31,
	Months Ended	Months Ended	2007 (Inception)
	September 30,	September 30,	to September 30,
	2011	2010	2011
	----------------------	----------------------	----------------------

Net revenues	$-	$-	$11,295
Cost of revenues	-	-	10,821
	----------------------	----------------------	----------------------
Gross profits	-	-	474

Other general and administrative expenses	950	3,502	66,047
	----------------------	----------------------	----------------------
Loss from operations	(950)	(3,502)	(65,573)

Other expenses
Interest-	-	-	1,680
	----------------------	----------------------	----------------------
Net loss	$(950)	$(3,502)	$(67,253)
	=============	=============	=============

Weighted average basic and diluted shares outstanding	6,510,000	6,510,000	5,796,986
	=============	=============	=============

Loss per share - basic and diluted*	$(0.00)	$(0.00)	$(0.01)
	=============	=============	=============

*Basic and diluted weighted average number of shares is the same since the Company does not have any dilutive securities

See accompanying notes to the consolidated financial statements

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM OCTOBER 31, 2007 (INCEPTION) TO SEPTEMBER 30, 2011
(UNAUDITED)
(Stated in US Dollars)
				Deficit
				accumulated
			Additional	during the	Total
	Common stock		paid-in	development	stockholders'
	Shares	Amount	capital	stage	deficit

Balance at October 31, 2007	-	$-	$-	$-	$-
(inception)

Issuance of founder shares for
cash at $0.001 per share -
November 30, 2007	4,500,000	4,500	-	-	4,500

Sale of shares for cash at $0.01
per share - March, 2008	760,000	760	6,840	-	7,600

Net loss	-	-	-	(6,142)	(6,142)
	----------------	----------------	----------------	----------------	---------------

Balance at June 30, 2008	5,260,000	5,260	6,840	(6,142)	5,958

Net loss	-	-	-	(38,689)	(38,689)
	----------------	----------------	----------------	----------------	---------------

Balance at June 30, 2009	5,260,000	5,260	6,840	(44,831)	(32,731)

Issuance of shares for services at
$0.02 per share - July 17, 2009	1,250,000	1,250	23,750	-	25,000

Net loss	-	-	-	(11,549)	(11,549)
	----------------	----------------	----------------	----------------	---------------

Balance at June 30, 2010	6,510,000	6,510	30,590	(56,380)	(19,280)

Net loss	-	-	-	(9,923)	(9,923)
	----------------	----------------	----------------	----------------	---------------

Balance at June 30, 2011	6,510,000	$6,510	$30,590	$(66,303)	$(29,203)

Net loss				(950)	(950)
	----------------	----------------	----------------	----------------	---------------

Balance at September 30, 2011	6,510,000	$6,510	$30,590	$(67,253)	(30,153)

	=========	=========	=========	=========	========

See accompanying notes to the consolidated financial statements

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011, THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND FROM OCTOBER 31, 2007 (INCEPTION) TO SEPTEMBER 30, 2011
(UNAUDITED)
(Stated in US Dollars)
						For the Period
		For the Three		For the Three		from October 31, 2007
		Months Ended		Months Ended		(Inception) to
		September 30, 2011		September 30, 2010		September 30, 2011
		-----------------------		-----------------------		------------------------
Cash Flows from Operating Activities:	$		$		$
Net Loss		(950)		(3,502)		(67,253)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Common Stock Issuance for Services		-		-		25,000
Changes in Assets and Liabilities:		-		-		-
Increase in Accrued Expenses		950		950		13,159
Increase in Other Payable		-		-		5,625
Increase in Amount due to director		-		2,500		11,809

		-------------------		-------------------		-------------------
Net Cash Used in Operating Activities		0		(52)		(11,660)
		-------------------		-------------------		-------------------
Cash Flows from Investing Activities:		-		-		-
		-------------------		-------------------		-------------------
Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock		-		-		12,100
		-------------------		-------------------		-------------------
Net Cash Provided by Financing Activities		-		-		12,100
		-------------------		-------------------		-------------------
(Decrease) / Increase in Cash				(52)		440

Cash - Beginning of Period		440		563		-
		-------------------		-------------------		-------------------
Cash - End of Period		$440		$511		$440
		============		============		============

Supplemental Disclosures of Cash Flow Information:
Interest Paid		$-	$			$1,680
		============		============		============
Income Taxes Paid		$-		$-		$-
		============		============		============

See accompanying notes to the consolidated financial statements

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011

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

As of September 30, 2011, the Company has generated modest revenue of $11,295 and has incurred an accumulated deficit since inception totaling $67,253 at September 30, 2011 and its current liabilities exceed its current assets by $30,153. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern.

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011

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

Principles of Consolidation

The consolidated financial statements for the period ended September 30, 2011 include the financial statements of the Company and its wholly owned subsidiary Waytop Asia Pacific Limited. The results of subsidiary acquired or sold during the period are consolidated from their effective dates of acquisition or through their effective dates of disposition, respectively.

All significant inter-company transactions and balances have been eliminated on consolidation.
	Place of	Attributable
Name of Company	Incorporation	Interest

Waytop Asia Pacific Limited	Hong Kong	100%

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011

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
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011

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
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011

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
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011

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
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011

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
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011

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

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011

(UNAUDITED)
(Stated in US Dollars)
4.	COMMON STOCK
As of September 30, 2011, the Company has 75,000,000 shares authorized and 6,510,000 shares issued and outstanding.
5.	RELATED COMPANY TRANSACTIONS
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

No provision was made for income tax for the period from October 31, 2007 (Inception) to September 30, 2011 as the Company and its subsidiary had operating losses. For the period from October 31, 2007 (Inception) to September 30, 2011, the Company and its subsidiary incurred net operating losses for tax purposes of approximately $36,375 and $30,878, respectively. Total net operating losses carried forward at September 30, 2011, (i) for Federal and State purposes were $36,375 and $36,375, respectively and (ii) for its entities outside of the United States were $30,878 for the period from October 31, 2007 (Inception) to September 30, 2011. The net operating loss carry-forward may be used to reduce taxable income through the year 2026. The availability of the Company's net operating loss carry-forwards is subject to limitation if there is a 50% or more change in the ownership of the Company's stock.

There was no significant difference between reportable income tax and statutory income tax. The gross deferred tax asset balance as of September 30, 2011 was approximately 10,677 of which $5,456 was for US federal income tax and $5,221 was for Hong Kong income tax. A 100% valuation allowance has been established against the deferred tax asset, as the utilization of the loss carry-forwards cannot reasonably be assured.

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011

(UNAUDITED)
(Stated in US Dollars)
6.	INCOME TAXES (Continued)
As reconciliation between the income taxes computed at the United States and Hong Kong statutory rate and the Group's provision for income taxes is as follows:
September 30, 2011
$
United States federal income tax rate	15%
Valuation allowance-US federal income tax	(15%)
--------------
Provision for income tax	-
========

Hong Kong statutory rate	16.5%
Valuation allowance - Hong Kong Rate	(16.5%)
-------------
Provision for income tax	-
========

The Company did not have any interest and penalty recognized in the income statements for the three months ended September 30, 2011 and year ended June 30, 2011 and 2010 or balance sheet as of September 30, 2011 and June 30, 2011 and 2010. The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months. The Company's 2008, 2009 and 2010 U.S. Corporation Income Tax Return are subject to U.S. Internal Revenue Service examination and the Company's 2009/2010/2011 Hong Kong Corporations Profits Tax Return filing are subject to Hong Kong Inland Revenue Department examination.

7.	SUBSEQUENT EVENTS

The Company has evaluated all other subsequent events through March 2, 2012 the date of these consolidated financial statements and determined that save as the disposal of the Company's subsidiary Waytop Asia Pacific Limited at its costs price on February 17, 2012, there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.

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

Critical Accounting Policy and Estimates

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended September 30, 2011.

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

In the second half of calendar year 2011, the Company intended to raise some capital in order to pursue the waste packing system and alternative technology for the recovery of raw materials from electronic printed circuit boards. However, we were not successful in the fund raising. Therefore the Letter of Authorization has expired. The Company is now seeking to renegotiate another Letter of Authorization and to explore other environmental services technologies including technologies in the recovery of PCBs.

We are a development stage company that has generated modest revenues of $11,295 from operations since our incorporation on October 31, 2007 to September 30, 2011. We have incurred losses since our inception.

For the three months ended September 30, 2011, we did not earn any revenue. During the period just ended, the Group focused on raising funding for the waste packaging system, and developing a business model for the recycling technology. For this quarter ended, the Company was not successful in raising any capital.

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

Waste Packing System

In May 2011, the Company's subsidiary was appointed as an official reseller of a waste packing system in China. The technology involves compressing garbage into air-tight and water proof packing so that the garbage do not emit any smell, unwanted gas or other particles into the air or soil. There are three processing phases including shredding, compressing and wrapping. The shredding process shredded garbage into smaller size for the next process. The compression process pressed the garbage into designated small size, and the final process wrapped the compressed garbage into rolls with specially wrapping films. The entire process is automatic and requires very few workers. The Group has a positive view on the commercial viability of such waste packing system in China. We believe that the landfills site in the future will be harder to be found and approval of this system can be anticipated by the reluctance of communities to propose new landfills site. The advantage of our packing system is not only processing more garbage but also limiting the cause of pollution. It will be an alternative system for handling garbage in an economic way. At the date of this report the Letter of Authorization for reseller had expired on December 31, 2011. The Company is now negotiation on a new reseller agreement and at the date of this report, no agreement has been reached.

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

Printed circuit boards are typically made of layers of thin copper foil circuitry and insulating layers of an epoxy resin. Board contacts and components add traces of other precious metals. While the value of these metals is recognized, the typical extraction methods of burning or chemical processing releases toxic emissions and has created extremely polluted cities like Guiyu, China. The Company is seeking to acquire a process that is mechanical, and releases no emissions.

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

Employees

As of September 30, 2011, we had 2 staff in the Company. Subject to financing, in the next 12 months, we plan to hire consultants in Hong Kong and China to undertake and implement the operational plans.

Results of Operations
FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2011, THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2010 AND FOR THE PERIOD FROM OCTOBER 31, 2007 (INCEPTION) TO SEPTEMBER 30, 2011
REVENUES

The Company realized no revenue, no cost of revenue and no gross profit for the three month period ended September 30, 2011. We hope to generate additional revenue when we receive more contracts.

The Company has realized no revenue, no cost of revenue and no gross profit for the three month period ended September 30, 2010.

For the period from October 31, 2007 (date of inception) to September 30, 2011, the Company realized revenue of $11,295, incurred a cost of revenue of $10,821 and achieved a gross profit of $474.

OPERATING EXPENSES

For the three month period ended September 30, 2011, we had no gross profit and our total operating expenses were $950, all of which were selling, general and administrative expenses. Our net loss to our shareholders for the three month period ended September 30, 2011 was $950.

For the three month period ended September 30, 2010, we had no gross profit and our total operating expenses were $3,502, all of which were selling, general and administrative expenses. Our net loss to our shareholders for the three month period ended September 30, 2010 was $3,502.

For the period from October 31, 2007 (date of inception) to September 30, 2011, the accumulated gross profit was $474, the total operating expenses were $ 66,047 which were all selling, general and administrative expenses, and we had $1,680 in interest expense, resulting in an accumulated net loss to our shareholders of $67,253

Liquidity and Capital Resources
We do not have sufficient resources to accomplish our business plans. As of September 30, 2011, we had $440 in cash.

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

Going Concern Consideration

The Company is a development stage company and has commenced operations. The Company had realized no revenue and incurred a net loss of $950 for the three months ended September 30, 2011 and an accumulated net loss of $67,253 for the period from October 31, 2007 (inception) to September 30, 2011. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in emerging markets and the competitive environment in which the Company operates. The Company is pursuing financing for its operations. In addition the Company has commenced operations to earn revenues. Failure to secure such financing, to raise additional equity capital and to earn revenue may result in the Company depleting its available funds and not being able to pay its obligations. These consolidated financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Quantitative and Qualitative Disclosures about Market Risk:
A smaller reporting company is not required to provide the information required by this Item.
Off-Balance Sheet Arrangements:
The Company has no off-balance sheet obligations or guarantees and has not historically used special purpose entities for any transactions.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures

Based upon that evaluation, our Management has concluded that, as of September 30, 2011, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic filings with the SEC.

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

Our management, with the participation of its CEO and President, assessed the effectiveness of our internal control over financial reporting as of September 30, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of The Treadway Commission (COSO) in Internal Control-Integrated Framework.Based on that assessment under such criteria, management concluded that our internal controls over financial reporting were not effective as of September 30, 2011 due to control deficiencies that constituted material weaknesses. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the year ended September 30, 2011 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

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
Dated: March 6, 2012
OAKRIDGE INTERNATIONAL CORPORATION

By:	/s/ Xiong Xu
Name:	Xiong Xu
Title:	President, Director and
Chief Executive Officer

By:	/s/ Sau Shan Ku
Name:	Sau Shan Ku
Title:	Treasurer, Secretary, Director
Chief Financial Officer