Form 10-Q/A
period 2011-09-30
OAKRIDGE INTERNATIONAL CORP
filed 2012-03-21
CIK 1439724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10 - Q/A No.1

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

Tel: (852) 9197 3945 Fax: (702) 948 5779

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

Yes [ x ]   No[ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer" "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act. (check one)

Large Accelerated Filer [ ] Accelerated Filer [ ]   Non-Accelerated Filer [ ] Smaller Reporting Company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes[ x ]   No[ ]

The number of common equity shares outstanding as of September 30, 2011 was 6,510,000 shares of Common Stock, $0.001 par value.

EXPLANATORY NOTE

The Company is filing this Amendment No. 1 on Form 10-Q to the Company's quarterly report on Form 10-Q for the period ended Septemebr 30, 2011, which was originally filed with the Securities and Exchange Commission on March 6, 2012, for the sole purpose of furnishing Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 100 consists of the following materials from the Company's Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

This Amendment speaks as of the original filing date, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

SIGNATURES

In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: March 21, 2012
OAKRIDGE INTERNATIONAL CORPORATION

By:	/s/ Xiong Xu
Name:	Xiong Xu
Title:	President, Director and
Chief Executive Officer

By:	/s/ Sau Shan Ku
Name:	Sau Shan Ku
Title:	Treasurer, Secretary, Director
Chief Financial Officer