Form 10-K/A
period 2011-06-30
OAKRIDGE INTERNATIONAL CORP
filed 2012-04-11
CIK 1439724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10 -  K/A No. 1

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

Tel: (852) 9197-3945 Fax: (702) 948 5779 Email: info@oakridge88.com
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

EXPLANATORY NOTE

The Company is filing this Amendment No. 1 on Form 10-K to the Company's annual report on Form 10-K for the period ended June 30, 2011, which was originally filed with the Securities and Exchange Commission on October 14, 2011, is for the sole purpose of furnishing the following amendments in replying to the SEC comments dated February 7, 2012.

(1)	Revised wordings in the auditor's opinion paragraph on page F-1 and page F-2 for the year ended June 30, 2011 and June 30, 2010, respectively.
(2)	Exhibit 31.1 and Exhibit 31.2 with the revised introductory language in paragraph 4 to read exactly as set forth in Item 601(b)(31) of Regulation S-K.

This Amendment speaks as of the original filing date, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-K.

SIGNATURES

In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: April 11, 2012
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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oakridge International Corporation and its subsidiaries as of June 30, 2011 and from October 31, 2007 (Inception) to June 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

F-1

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oakridge International Corporation and its subsidiaries as of June 30, 2010 and from October 31, 2007 (Inception) to June 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

F-2