Form 10-K/A
period 2011-06-30
OAKRIDGE INTERNATIONAL CORP
filed 2012-05-29
CIK 1439724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10 - K/A No. 2

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

Tel: (852) 9197-3945 Fax: (702) 948 5779 Email:info@oakridge88.com
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

[ ]

Indicate by check whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer,""accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act. (check one)

Large Accelerated Filer [ ]  Accelerated Filer [ ]  Non-Accelerated Filer [ ] Smaller Reporting Company [ x ]

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

EXPLANATORY NOTE

Oakridge International Corporation (referred to as the "Company," "we," "us," or "our") is filing this Amendment No. 2 on Form 10-K to the Company's annual report on Form 10-K and Amendment No. 1 on Form 10-K for the period ended June 30, 2011, filed with the Securities and Exchange Commission on October 14, 2011 (the "Original Form 10-K") and April 11, 2012 (the "Form 10-K/A No. 1"), respectively, for the sole purpose of furnishing the following amendments in reply to the SEC's further comments dated April 19, 2012. The aforesaid amendments in this filing with the SEC are:-

(1)	To revise wordings by the Company's auditors on page F-1 and page F-2 in the auditor's opinion paragraph for the year ended June 30, 2011 and June 30, 2010, respectively; and
(2)	To include Item 8 and 15 of the Form 10-K in their entirety.

Except as described above, this Amendment No. 2 on Form 10-K does not modify or update disclosure in, or exhibits to, the Original Form 10-K. Furthermore, this Amendment No. 2 on Form 10-K does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original Form 10-K. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time the Original Form 10-K was filed.

TABLE OF CONTENTS

PART II
ITEM 8.	Financial Statements and Supplementary Data	F-0 - F16
PART IV
ITEM 15	Exhibits, Financial Statement Schedules	1

SIGNATURES		2

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Consolidated Financial Statements

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oakridge International Corporation and its subsidiaries as of June 30, 2011 and from October 31, 2007 (Inception) to June 30, 2011, and the results of its operations and its cash flows for the year then ended June 30, 2011 and from October 31, 2007 (inception) to June 30, 2011in conformity with accounting principles generally accepted in the United States of America.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oakridge International Corporation and its subsidiaries as of June 30, 2010 and from October 31, 2007 (Inception) to June 30, 2010, and the results of its operations and its cash flows for the year then ended June 30, 2010 and from October 31, 2007 (inception) to June 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

PART IV
ITEM 15. EXIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Index to Financial Statements and Financial Statement Schedules
See Table of Contents on Page F-0.
(c) Exhibits.

Exhibit No.	Description

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

21.1	Subsidiary of small business issuer(2)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906.

32.2*	Certification of Chief Financial Officer pursuant to Section 906.
1	Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on July 14, 2008
2	Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on October 14, 2011
*	Filed herewith

1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 34, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Oakridge International Corporation
a Nevada corporation

/s/ Sau Shan Ku
---------------------------------------
May 29, 2012	Sau Shan Ku
Chief executive officer
\
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
By:	/s/ Sau Shan Ku	May 29, 2012
--------------------------------------------
Sau Shan Ku
Its:	President, CEO

By:	/s/ Con Unerkov
--------------------------------------------
Con Unerkov
Its:	CFO

2