Form 10-Q
period 2012-03-31
OAKRIDGE INTERNATIONAL CORP
filed 2012-07-05
CIK 1439724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10 - Q

[ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from [ ] to [ ]

Commission File Number: 333-152312

(Exact Name of Registrant as Specified in Its Charter)

Nevada	-------------
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

Suite 5, Level 2, Malcolm Reid Building, 187 Rundle Street, Adelaide SA 5000, Australia	n/a
(Address of Principal Executive Offices)	(Zip Code)

Tel: +618 8120 0248 Fax: +618 8312 0248
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

Yes [ x ] No [ ]

The number of common equity shares outstanding as of March 31, 2012 was 6,510,000 shares of Common Stock, $0.001 par value.

PART I - FINANCIAL INFORMATION

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
AS AT MARCH 31, 2012
(UNAUDITED)
(Stated in US Dollars)
	Note	March 31, 2012	June 30, 2011
		(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents		$117	$440

Total assets		$117	$440

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued expenses		$7,700	$12,209
Other payable		22,435	5,625
Amount due to director		129	11,809

Total current liabilities		30,264	29,643

Stockholders' equity:
Common stock, $0.001 par value, 75,000,000 shares authorized; 6,510,000 shares issued and outstanding	4	6,510	6,510
Additional paid up capital	4	30,590	30,590
Deficit accumulated during the development stage		(67,247)	(66,303)

Total stockholders' deficit		(30,147)	(29,203)

Total liabilities and stockholders' equity		$117	$440

See accompanying notes to the consolidated financial statements

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2012 AND 2011, AND FROM OCTOBER 31, 2007 (INCEPTION) TO MARCH 31, 2012
(UNAUDITED)
(Stated in US Dollars)
	For the Three Months Ended March 31,2012	For the Three Months Ended March 31,2011	For the Nine Months Ended March 31, 2012	For the Nine Months Ended March 31,2011	For the Period from October 31, 2007 (Inception) to March 31,2012

Net revenues	$-	$-	$-	$-	$11,295
Cost of revenue	-	-	-	-	10,821

Gross profits	-	-	-	-	474

Other general and
administrative expenses	1,323	1,021	3,223	7,973	68,320

Loss from operations	(1,323)	(1,021)	(3,223)	(7,973)	(67,846)

Other expenses:
Gain on disposal of subsidiary	2,279	-	2,279	-	2,279
Interest	-	-	-	-	(1,680)

Net income / (loss)	$956	$(1,021)	$(944)	$(7,973)	$(67,247)

Weighted average basic and
Diluted shares outstanding	6,510,000	6,510,000	6,510,000	6,510,000	5,877,880

Gain /(Loss) per share - basic and diluted*	$0.00	$(0.00)	$(0.00)	$(0.00)	$(0.00)

*Basic and diluted weighted average number of shares is the same since the Company does not have any dilutive securities

See accompanying notes to the consolidated financial statements

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM OCTOBER 31, 2007 (INCEPTION) TO MARCH 31, 2012
(UNAUDITED)
(Stated in US Dollars)
				Deficit
				accumulated
			Additional	during the	Total
	Common stock		paid-in	development	stockholders'
	Shares	Amount	capital	stage	deficit

Balance at October 31, 2007	-	$-	$-	$-	$-
(inception)
Issuance of founder shares for
cash at $0.001 per share -
November 30, 2007	4,500,000	4,500	-	-	4,500
Sale of shares for cash at $0.01
per share - March, 2008	760,000	760	6,840	-	7,600
Net loss	-	-	-	(6,142)	(6,142)

Balance at June 30, 2008	5,260,000	5,260	6,840	(6,142)	5,958
Net loss	-	-	-	(38,689)	(38,689)

Balance at June 30, 2009	5,260,000	5,260	6,840	(44,831)	(32,731)

Issuance of shares for services at
$0.02 per share - July 17, 2009	1,250,000	1,250	23,750	-	25,000
Net loss	-	-	-	(11,549)	(11,549)

Balance at June 30, 2010	6,510,000	6,510	30,590	(56,380)	(19,280)
Net loss	-	-	-	(9,923)	(9,923)

Balance at June 30, 2011	6,510,000	6,510	30,590	(66,303)	(29,203)
Net loss	-	-	-	(944)	(944)

Balance at March 31, 2012	6,510,000	$6,510	$30,590	$(67,247)	$(30,147)

See accompanying notes to the consolidated financial statements

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2012 AND 2011
AND FROM OCTOBER 31, 2007 (INCEPTION) TO MARCH 31, 2012
(UNAUDITED)
(Stated in US Dollars)
						For the Period
		For the Nine		For the Nine		from October 31, 2007
		Months Ended		Months Ended		(Inception) to
		March 31, 2012		March 31, 2011		March 31, 2010

Cash Flows from Operating Activities:	$		$		$
Net Loss		(944)		(7,973)		(67,247)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Common Stock Issuance for Services		-		-		25,000
Changes in Assets and Liabilities:
(Decrease)/Increase in Accrued Expenses		(4,509)		2,850		7,700
Increase in Other Payable		16,810		-		22,435
(Decrease)/Increase in Amount due to director		(11,680)		5000		129

Net Cash Used in Operating Activities		(323)		(123)		(11,983)

Cash Flows from Investing Activities:		-		-		-

Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock		-		-		12,100

Net Cash Provided by Financing Activities		-		-		12,100

(Decrease) / Increase in Cash		(323)		(123)		117

Cash - Beginning of Period		440		563		-

Cash - End of Period		$117		$440		$117

Supplemental Disclosures of Cash Flow Information:
Interest Paid		$-		$-		$1680

Income Taxes Paid		$-		$-		$-

See accompanying notes to the consolidated financial statements

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2012 AND 2011

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

On March 25, 2008, the Company commenced its operations in the recycling business by entering into a non-exclusive contract to license a proprietary PCB recycling technology and in October 2009, the technology agreement expired.

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

Since incorporation to March 31, 2012, the Company has generated modest revenue of $11,295 and has incurred an accumulated deficit since inception totaling $67,247 and its current liabilities exceed its current assets by $30,147. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern.

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTE TO THE CONSOLIDATED FINANCIAL STATEMENT
FOR THE NINE MONTHS ENDED MARCH 31, 2012 AND 2011

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

Principles of Consolidation

The consolidated financial statements for the period ended March 31, 2012 include the financial statements of the Company and its wholly owned subsidiary Waytop Asia Pacific Limited for the period until its disposal in February 2012. The results of subsidiary acquired or sold during the period are consolidated from their effective dates of acquisition or through their effective dates of disposition, respectively.

All significant inter-company transactions and balances have been eliminated on consolidation.
	Place of	Attributable
Name of Company	Incorporation	Interest

Waytop Asia Pacific Limited*	Hong Kong	100%

* Disposed on February 17, 2012

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTE TO THE CONSOLIDATED FINANCIAL STATEMENT
FOR THE NINE MONTHS ENDED MARCH 31, 2012 AND 2011

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

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTE TO THE CONSOLIDATED FINANCIAL STATEMENT
FOR THE NINE MONTHS ENDED MARCH 31, 2012 AND 2011

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

The Company uses FASB ASC 740 (formerly FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxe ("FIN 48")).  -  AN INTERPRETATION OF FASB STATEMENT NO. 109, ACCOUNTING FOR INCOME TAXES. The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FASB ASC 740, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FASB ASC 740 also provides guidance on recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At March 31, 2012 and 2011, the Company did not have a liability for unrecognized tax benefits.

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

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTE TO THE CONSOLIDATED FINANCIAL STATEMENT
FOR THE NINE MONTHS ENDED MARCH 31, 2012 AND 2011

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

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTE TO THE CONSOLIDATED FINANCIAL STATEMENT
FOR THE NINE MONTHS ENDED MARCH 31, 2012 AND 2011
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

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTE TO THE CONSOLIDATED FINANCIAL STATEMENT
FOR THE NINE MONTHS ENDED MARCH 31, 2012 AND 2011
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

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTE TO THE CONSOLIDATED FINANCIAL STATEMENT
FOR THE NINE MONTHS ENDED MARCH 31, 2012 AND 2011
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

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTE TO THE CONSOLIDATED FINANCIAL STATEMENT
FOR THE NINE MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED)
(Stated in US Dollars)
4.	COMMON STOCK
As of March 31, 2012, the Company has 75,000,000 shares authorized and 6,510,000 shares issued and outstanding.
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

On April 30, 2010, the former Director sold all his shares to the Company's President, Mr. Xiong Xu.

On April 1, 2012 the Company entered into a service agreement with Asiairm Associates Limited to provide consulting, corporate, accounting, Edgar filing and company secretarial services to the Company on a monthly fee of USD10,000 for a period from April 1, 2012 to December 31, 2012. Under the agreement, the Company is obligated to pay the fee for the first two months and then the remainder of the fees shall only be paid once the Company can raise funds. Asiairm Associates Limited is majority owned by our director and CEO, Mr. Sau Shan Ku.

On May 1, 2012 the Company entered into a service agreement with Intek Solutions Pty Limited to provide consulting, services to manage and develop the Company's business for a monthly fee of USD10,000 for a period from May 1, 2012 to December 31, 2012. Under the agreement, the Company is obligated to pay the fee for the first two months and then the remainder of the fees shall only be paid once the Company has raise funds. Intek Solutions Pty. Limited is wholly owned by the current director Mr. Con Unerkov.

On May 4, 2012, Mr. Xiong Xu sold all of his 1,250,000 shares in the Company to Intek. On the same date, Mr. Xiong Xu also tendered his resignation and stepped down as CEO, President and member of the board of directors of the Company, Mr. Sau Shan Ku was appointed as CEO and President of the Company and Mr. Con Unerkov was appointed to as a member of the board of directors of the Company

As a result, our newly appointed director, Mr. Con Unerkov, indirectly holds 1,250,000 shares through Intek, representing about 19.2% equity interest, in the Company. On June 19, 2012 Intek Solutions Pty. Ltd., a company controlled by our director Mr. Con Unerkov, sold all their shares in the Company to Shuet Ping Leung.

On June 19, 2012 Mr. Sau Shan Ku sold all his shares to Mr. Herbert Ying Chiu Lee who became the new controlling shareholder of the Company

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTE TO THE CONSOLIDATED FINANCIAL STATEMENT
FOR THE NINE MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED)
(Stated in US Dollars)
6.	INCOME TAXES

No provision was made for income tax for the period from October 31, 2007 (Inception) to March 31, 2012 as the Company and its subsidiary had operating losses. For the period from October 31, 2007 (Inception) to March 31, 2012, the Company and its subsidiary incurred net operating losses for tax purposes of approximately $42,968 and $24,279, respectively. Total net operating losses carried forward at March 31, 2012, (i) for Federal and State purposes were $42,968 and $42,968, respectively and (ii) for its entities outside of the United States were $24,279 for the period from October 31, 2007 (Inception) to March 31, 2012. The net operating loss carry-forward may be used to reduce taxable income through the year 2026. The availability of the Company's net operating loss carry-forwards is subject to limitation if there is a 50% or more change in the ownership of the Company's stock.

There was no significant difference between reportable income tax and statutory income tax. The gross deferred tax asset balance as of March 31, 2012 was approximately $10,576 of which $6,444 was for US federal income tax and $4,132 was for Hong Kong income tax. A 100% valuation allowance has been established against the deferred tax asset, as the utilization of the loss carry-forwards cannot reasonably be assured.

As reconciliation between the income taxes computed at the United States and Hong Kong statutory rate and the Group's provision for income taxes is as follows:
March 31, 2012
$
United States federal income tax rate	15%
Valuation allowance-US federal income tax	(15%)

Provision for income tax	-

Hong Kong statutory rate	16.5%
Valuation allowance - Hong Kong Rate	(16.5%)

Provision for income tax	-

The Company did not have any interest and penalty recognized in the income statements for the nine month ended March 31, 2012 and year ended June 30, 2011 and 2010 or balance sheet as of March 31, 2012 and June 30, 2011 and 2010. The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months. The Company's 2008, 2009 and 2010 U.S. Corporation Income Tax Return are subject to U.S. Internal Revenue Service examination and the Company's 2009/2010/2011 Hong Kong Corporations Profits Tax Return filing are subject to Hong Kong Inland Revenue Department examination.

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTE TO THE CONSOLIDATED FINANCIAL STATEMENT
FOR THE NINE MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED)
(Stated in US Dollars)
7.	SUBSEQUENT EVENTS
(a)

The Company has evaluated all subsequent events through July 5, 2012, the date these financial statements were issued, and determined that, other than as disclosed below, there were no subsequent events or transactions that require recognition or disclosures in the financial statements except the followings:.

(b)

On April 1, 2012 the Company entered into a service agreement with Asiairm Associates Limited to provide consulting, corporate, accounting, Edgar filing and company secretarial services to the Company on a monthly fee of USD10,000 for a period from April 1, 2012 to December 31, 2012. Under the agreement, the Company is obligated to pay the fee for the first two months and then the remainder of the fees shall only be paid once the Company can raise funds or after the Company's shares are tradable on a recognized exchange. Asiairm Associates Limited is majority owned by our director and CEO, Mr. Sau Shan Ku.

(c)

On May 1, 2012 the Company entered into a service agreement with Intek Solutions Pty Limited to provide consulting, services to manage and develop the Company's business for a monthly fee of USD10,000 for a period from May 1, 2012 to December 31, 2012. Under the agreement, the Company is obligated to pay the fee for the first two months and then the remainder of the fees shall only be paid once the Company has raise funds or after the Company's shares are tradable on a recognized exchange. Intek Solutions Pty. Limited is wholly owned by the current director Mr. Con Unerkov.

(d)	On June 19, 2012 Mr. Sau Shan Ku sold all his shares to Mr. Herbert Ying Chiu Lee who became the new controlling shareholder of the Company.

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

Critical Accounting Policy and Estimates

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended March 31, 2012.

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

In the second half of calendar year 2011, the Company intends to raise some capital in order to pursue the waste packing system and alternative technology for the recovery of raw materials from electronic printed circuit boards. However, at the date of this report, we were not successful in the fund raising. We are now in discussion to renewal the appointment as an official reseller and or to work on a test operation.

We are a development stage company that has generated modest revenues of $11,295 from operations since our incorporation on October 31, 2007 to June 30, 2011. We have incurred losses since our inception.

For the year ended June 30, 2011 and for the nine months ended March 31, 2012, we did not earn any revenue. During the period just ended, the Group focused on trading of raw materials from PCB factories and electronic components, and developing a business model for the recycling technology. In May 2011 the Group further expanded the scope of its environmental services by being appointed an official reseller of waste packing system for China. A summary of our future plans is described below.

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

Recycle Process and Technology

We continue our plan to own and operate PCB recycling facilities in Asia and will delay our plans for a facility in USA. We plan to use a PCB recycling process where we recycle scrap and End of Life PCBs in an efficient and environmentally friendly process. This type of technology involves special crushing of PCBs, followed by separation of the metallic and non-metallic materials with a proprietary separation process. The technique has advantages over other methods proposed for recycling PCBs as it does not involve any secondary pollutants that are harmful to the environment. At present, we are looking for potential manufacturers of the crushing technology for evaluation and discussion. We will evaluate the technologies and study the market in China to accommodate our initial operations in line with the anticipated resources available to us. During the period under review, we are investigating recycle technologies and other related environment recycling methods, however at the date of this report the progress made has been limited due to lack of resources.

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

Waste Packing System

In May 2011, the Company's then subsidiary was appointed as an official reseller of a waste packing system in China. The technology involves compressing garbage into air-tight and water proof packing so that the garbage do not emit any smell, unwanted gas or other particles into the air or soil. There are three processing phases including shredding, compressing and wrapping. The shredding process shredded garbage into smaller size for the next process. The compression process pressed the garbage into designated small size, and the final process wrapped the compressed garbage into rolls with specially wrapping films. The entire process is automatic and requires very few workers. The Group has a positive view on the commercial viability of such waste packing system in China. We believe that the landfills site in the future will be harder to be found and approval of this system can be anticipated by the reluctance of communities to propose new landfills site. The advantage of our packing system is not only processing more garbage but also limiting the cause of pollution. It will be an alternative system for handling garbage in an economic way. The agreement expired in December 2011 and at the date of this report, the Company is in discussion to renewal the appointment as an official reseller and or to work on a test operation.

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

Results of Operations
FOR THE THREE MONTHS AND NINE MONTHS PERIOD ENDED MARCH 31, 2012 AND 2011, AND FOR THE PERIOD FROM OCTOBER 31, 2007 (INCEPTION) TO MARCH 31, 2012
REVENUES

The Company realized no revenue, no cost of revenue and no gross profit for the three month and nine months period ended March 31, 2012. We hope to generate additional revenue when we receive more contracts.

The Company has realized no revenue, no cost of revenue and no gross profit for the three month period ended March 31, 2011.

For the period from October 31, 2007 (date of inception) to March 31, 2012, the Company realized revenue of $11,295, incurred a cost of revenue of $10,821 and achieved a gross profit of $474.

OPERATING EXPENSES

For the three month period ended March 31, 2012, we had no gross profit and our total operating expenses were $1,323, all of which were selling, general and administrative expenses. We incurred a gain on disposal of subsidiary of $2,279. Our income to our shareholders for the three month period ended March 31, 2012 was $956.

For the three month period ended March 31, 2011, we had no gross profit and our total operating expenses were $1,021, all of which were selling, general and administrative expenses. Our net loss to our shareholders for the three month period ended March 31, 2011 was $1,021.

For the nine months period ended March 31, 2012, we had no gross profit and our total operating expenses were $3,223, all of which were selling, general and administrative expenses. We incurred a gain on disposal of subsidiary of $2,279. Our net loss to our shareholders for the nine month period ended March 31, 2012 was $944.

For the nine months period ended March 31, 2011, we had no gross profit and our total operating expenses were $7,973, all of which were selling, general and administrative expenses. Our net loss to our shareholders for the nine months period ended March 31, 2011 was $7,973.

For the period from October 31, 2007 (date of inception) to March 31, 2012, the accumulated gross profit was $474, the total operating expenses were $68,320 which were all selling, general and administrative expenses, and we had a gain on disposal of subsidiary of $2,279 and a $1,680 in interest expense, resulting in an accumulated net loss to our shareholders of $67,247.

Liquidity and Capital Resources
We do not have sufficient resources to accomplish our business plans. As of March 31, 2012, we had $117 in cash.

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

On June 29, 2009 we entered into a Binding Memorandum of Terms for the proposed acquisition of Total Union PCB Recycle Ltd., the licensor of the PCB Recycling process. The agreement is pending completion of definitive documents and closure of a $5.0 million Private Investments in Public Equity ("PIPE") by Oakridge to support the transaction prior to December 31, 2009 after which the Company's right to acquire Total Union ceased and the agreement for raising the funding also ceased.

Going Concern Consideration

The Company is a development stage company and has commenced operations. The Company had realized no revenue and realized a gain of $956 for the three months ended March 31, 2012 and an accumulated net loss of $67,247 for the period from October 31, 2007 (inception) to March 31, 2012. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in emerging markets and the competitive environment in which the Company operates. The Company is pursuing financing for its operations. In addition the Company has commenced operations to earn revenues. Failure to secure such financing, to raise additional equity capital and to earn revenue may result in the Company depleting its available funds and not being able to pay its obligations. These consolidated financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Quantitative and Qualitative Disclosures about Market Risk:
A smaller reporting company is not required to provide the information required by this Item.
Off-Balance Sheet Arrangements:
The Company has no off-balance sheet obligations or guarantees and has not historically used special purpose entities for any transactions.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures

Based upon that evaluation, our Management has concluded that, as of March 31, 2012, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic filings with the SEC.

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

Our management, with the participation of its CEO and President, assessed the effectiveness of our internal control over financial reporting as of March 31, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of The Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment under such criteria, management concluded that our internal controls over financial reporting were not effective as of March 31, 2012 due to control deficiencies that constituted material weaknesses. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the period ended March 31, 2012 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

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

Item 1A. Risk Factors
Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosure
N/A
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
Dated: July 5, 2012
OAKRIDGE INTERNATIONAL CORPORATION

By:	/s/ Sau Shan Ku
Name:	Sau Shan Ku
Title:	President, CEO, Treasurer, Secretary, Director

By:	/s/ Con Unerkov
Name:	Con Unerkov
Title:	Director & Chief Financial Officer