Form 10-K
OAKRIDGE INTERNATIONAL CORP
filed 2012-07-13
CIK 1439724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10 - K

[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2012
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

Tel: +618-8120 0248 Fax: +618-8312 0248
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

Yes [ x ]No [ ]

On July 10, 2012, the number of shares held by non-affiliates of the registrant was 710,000 shares of common stock. There is no calculation on the aggregate market value of the voting stock held by non-affiliates at the moment, as the Company's shares have not yet traded on the Over-the-counter Bulletin Board.

Solely for the purpose of this calculation, shares held by directors and officers of the registrant have been excluded. Such exclusion should not be deemed a determination or an admission by registrant that such individuals are, in fact, affiliates of the registrant.

The number of common equity shares outstanding as of July 10, 2012 was 6,510,000 shares of Common Stock, $0.001 par value.
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

PART I
ITEM 1. BUSINESS.
Operation Overview
Business of the Issuer

Oakridge International Corporation is an environmental services company planning to engage in the business of waste management, trading and recovering raw materials from electronic printed circuit boards and other electronic products and components. Our plan is to own facilities in Australia and or Hong Kong for the waste management and recovering of raw materials from electronic printed circuit boards and other electronic products and components. This will create greater value and positioning in the market.

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

In May 2011, the Group received a Letter of Authorization to appoint our then wholly owned subsidiary as an official reseller for a waste packing system in China for until the end of 2011. The Company intended to raise some capital in order to pursue the waste packing system and alternative technology for the recovery of raw materials from electronic printed circuit boards. However, we were not successful in the fund raising by the end of 2011.

We are a development stage company that has generated modest revenues of $11,295 from operations since our incorporation on October 31, 2007 to June 30, 2012. We have incurred losses since our inception.

For the year ended June 30, 2012, we did not earn any revenue. During the year just ended, the Group focused on trading of raw materials from PCB factories and electronic components, and developing a business model for the recycling technology. In May 2012 the Company focused more on the environmental services in Australia, where the markets are more advanced and developed, and more opportunities for environmental services. A summary of our future plans is described below.

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

Recycle Process and Technology

We continue our plan to own and operate PCB recycling facilities in Asia (including Australia) and will delay our plans for a facility in USA. We plan to use a PCB recycling process where we recycle scrap and End of Life PCBs in an efficient and environmentally friendly process. This type of technology involves special crushing of PCBs, followed by separation of the metallic and non-metallic materials with a proprietary separation process. The technique has advantages over other methods proposed for recycling PCBs as it does not involve any secondary pollutants that are harmful to the environment. At present, we are looking for potential manufacturers of the crushing technology for evaluation and negotiation. We are still evaluating the commercial viability of the technologies and are also in the process of studying the market in Asia to accommodate our initial operations in line with the anticipated resources available to us. During the year under review, we are still investigating recycle technologies and other related environment recycling methods, however at the date of this report the progress has been limited due to lack of resources.

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

Waste Packing System

In May 2011, the Company's then subsidiary was appointed as an official reseller of a waste packing system in China. The technology involves compressing garbage into air-tight and water proof packing so that the garbage do not emit any smell, unwanted gas or other particles into the air or soil. There are three processing phases including shredding, compressing and wrapping. The shredding process shredded garbage into smaller size for the next process. The compression process pressed the garbage into designated small size, and the final process wrapped the compressed garbage into rolls with specially wrapping films. The entire process is automatic and requires very few workers. The Group has a positive view on the commercial viability of such waste packing system in Australia, Hong Kong and China. We believe that the landfills site in the future will be harder to be found and approval of this system can be anticipated by the reluctance of communities to propose new landfills site. The advantage of our packing system is not only processing more garbage but also limiting the cause of pollution. It will be an alternative system for handling garbage in an economic way.

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

In Australia, according to a consultation regulation impact statement undertaken by the Australian Environment Protection and Heritage Council, television and computer waste amounted to approximately 106,000 tonnes (16.8 million units) in 2007-08.

Approximately 10 per cent of this was recycled, with the rest being sent to landfill. The waste volumes are increasing and are expected to grow to 181,000 tonnes (44 million units) by 2027-28. The Scheme's primary goal is by 2021 to have lifted recycling rates to 80 per cent of waste televisions, computers and computer products generated in that year.

The recycling target percentage commences at 30 per cent of waste arising in 2012-13 and increases each year to 80 per cent in 2021-22.
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

During the period from inception on October 31, 2007 through June 30, 2012, we incurred net losses of approximately $119,286. In November 2008, the Company sold scrap PCBs for $11,295 for a net profit of $474. Our future success is dependent on our ability to buy the electronic waste (including PCBs) and the subsequent sale of the recycled materials. The success of the business will depend upon a number of factors including but not limited to sourcing of recycled PCBs, arranging shipping, locating customers and operating the recycling facilities. None of these factors is demonstrated by our historic performance to date and there is no assurance we will be able to accomplish them in order to sustain our operations. We may never develop profitable operations. As a result, there is no assurance of future successful performance of our business.

Our financial condition raises substantial doubt about our ability to continue as a going concern. You will be unable to determine whether we will ever become profitable.

Our independent auditors have indicated in their audit report for the period ended at June 30, 2012 that there is substantial doubt about our ability to continue as a going concern over the next twelve months. Our poor financial condition could inhibit our ability to achieve our business plan and therefore an investor cannot determine if we will ever become profitable.

If we do not obtain additional financing, our business will fail.

We have determined our current operating funds are not sufficient to complete our intended business objectives. As of June 30, 2012, we had cash on hand in the amount of $117. We will need to raise additional capital in order to cover the costs of implementing our business plan. We estimate that we will need to raise $5.0 million to fully execute our operating plan. For the next 12 months, we will require a minimum of $25,000 to pay for the ongoing corporate costs of annual filing fees, audit, accounting, and office related cost. We do not currently have any arrangements for financing and may not be able to find such financing if required. We currently do not have any significant operations and we have had modest revenue. Our Chairman, Mr. Ku, has indicated that he is prepared to lend to the Company up to $25,000 to cover our operating costs over the next 12 months, but there are no formal arrangements in this regard. He is not legally obligated to loan funds to the Company. There is no guarantee that we will receive such loans.

If we are not able to obtain agreements with suppliers of scrap PCBs or other electronic materials, our business will fail.

We have not entered into a formal agreement with any entity to acquire the scrap PCBs or other electronic materials we intend to process at our own recycle plant or third party recycle plants. Even if we are able to reach an agreement with a material source, we may not be able to obtain the financing necessary to secure the scrap PCBs. If we are unable to locate suitable sources for scrap PCBs for our recycle plant, our business will fail.

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

Our major shareholder owns 61.44% of our outstanding common stock, and he could exercise significant control over corporate decisions that may be disadvantageous to minority shareholders.

Mr. Herbert Ying Chiu Lee owns approximately 61.44% of the outstanding shares of our common stock. Accordingly, they will have a significant influence in determining the outcome of all corporate transactions, including mergers, consolidations, and the sale of all or substantially all of our assets. He will also have the power to influence a change in control. The interests of Mr. Lee may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

Because current management does not have any technical experience in the recycling sector, our business has a higher risk of failure.

While management has experience in doing business in and with Australia and China, management does not have experience in the field of recycled PCBs, and sale of precious metals. As a result, we may not be able to recognize and take advantage of opportunities in the recycled PCBs sector without the aid of additional employees or qualified consultants. In addition, management may not be fully aware of specific requirements necessary for the resale of the raw materials generated by our process. Therefore management's decisions and choices may adversely affect our operations and earnings, and our ultimate financial success may suffer irreparable harm as a result.

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

The ongoing services of Mr. Con Unerkov and Mr. Sau Shan Ku cannot be assured and therefore may adversely affect the implementation of our business plan.

Mr. Unerkov, our CFO, and Mr. Ku, our CEO. Mr. Unerkov and Mr. Ku anticipate that during the next 12 months they will devote approximately 30% and 30%, respectively, of their time to our business, also in an unpaid capacity. Mr. Unerkov and Mr. Ku may not be able to devote the time necessary to our business to assure successful implementation of our business plan.

Our management decisions are made by Mr. Con Unerkov and Mr. Sau Shan Ku; if we lose their services, our business may be adversely affected.

The success of our business is dependent upon the expertise of management. Because Mr. Unerkov and Mr. Ku are essential to our operations, you must rely on their management decisions. We have not obtained any key person life insurance relating to them. If we lose their services, we may not be able to hire and retain other management with comparable experience. As a result, the loss of their services could adversely affect our future revenues.

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

Our business is subject to extensive, evolving, and increasingly stringent federal, state, and local environmental laws and regulations in the country we operate. Such federal, state, and local environmental laws and regulations govern our activities regarding the treatment, storage, recycling, disposal, and transportation of hazardous and non-hazardous waste. We must obtain and maintain permits, licenses and/or approvals to conduct these activities in compliance with such laws and regulations. Failure to obtain and maintain the required permits, licenses and/or approvals would have a material adverse effect on our operations and financial condition. If we are unable to maintain our currently held permits, licenses, and/or approvals or obtain any additional permits, licenses and/or approvals which may be required as we expand our operations, we may not be able to continue certain of our operations.

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

All of 5,800,000 shares of our common stock held by affiliates are restricted securities under Rule 144 of the Securities Act of 1933. In general, persons holding restricted securities, including affiliates, must hold their shares for a period of at least six months, may not sell more than one percent of the total issued and outstanding shares in any 90-day period, and must resell the shares in an unsolicited brokerage transaction at the market price. These restrictions do not apply to resales under Rule 144(k). The availability for sale of substantial amounts of common stock under Rule 144 could reduce prevailing market prices for our securities.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES.

Our principal office address is Suite 5, Level 2, Malcolm Reid Building, 187 Rundle Street, Adelaide SA 5000, Australia. This is a service office we rent at a monthly basis at a rate of US$100 per month.

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
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

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
None.
Holders
On July 13, 2012, the Company had 48 holders of record of our Common Stock.
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

Twelve Months Operating Plan

Over the next twelve months, our operating plan will be focused on three main areas: financing, identifying technology / operating partners, and operating recycling / waste packing facilities in Australia and Hong Kong. Each of the three areas will be developed on its own path depending on the progress made and the amount of capital available.

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

We plan to contact PCB and electronics manufacturers, scrap dealers, recycling centers, federal, state and local governments and environmental groups in Asia and Australia from our offices in Australia, regarding the environmentally friendly PCB Recycling Technology.

Operations - Hong Kong

We plan to provide operating capital and trading and sourcing of electronic components and electronic scrap to the Hong Kong and overseas manufacturers and scrap dealers. We will either sell these scrap PCBs and/or electronic components, or recycle the PCB scraps through our own recycle plant.

Operations - Australia

We plan to contact PCB manufacturers, scrap dealers and recycling centers in Australia about acquiring and handling their PCB disposal in an environmentally correct and beneficial manner. We believe current PCB disposal methods include incineration, landfill and smelting, and these methods typically create secondary pollution and/or environmental problems. We plan to introduce a new recycling process which has no adverse environmental effect, no secondary emissions, and yielding raw materials for the use in new products.

We plan to work with federal, state and local governments to promote our PCB recycling technology and its ability to protect the environment. We may also approach a socially conscious and progressive city like Sydney to promote our method of environmentally friendly recycling of PCBs as a showcase for other facilities in the Australia.

We will delay our initial plan to set up an operation in United States until we have developed our Asian operation.
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

Employees
As of July 5, 2012, we had 2 staff in the Company. Subject to financing, in the next 12 months, we plan to hire consultants in Australia and Hong Kong to undertake and implement the operational plans.

Results of Operations
FOR THE YEAR ENDED JUNE 30, 2012 AND 2011 AND FOR THE PERIOD FROM OCTOBER 31, 2007 (INCEPTION) TO JUNE 30, 2012
REVENUES

For the year ended June 30, 2012 the Company has realized no revenue and incurred no cost of revenue and no gross profit. We hope to generate additional revenue when we receive more contracts and as we continue to develop the business.

For the year ended June 30, 2011 the Company has realized no revenue and incurred no cost of revenue and no gross profit.

For the period from October 31, 2007 (date of inception) to June 30, 2012, the Company realized revenue of $11,295, incurred a cost of revenue of $10,821 and achieved a gross profit of $474.

OPERATING EXPENSES

For the year ended June 30, 2012, the Company had incurred no gross profit and our total operating expenses were $55,262, all of which were selling, general and administrative expenses. We incurred a gain on disposal of subsidiary of $2,279. Our net loss to our shareholders for the year ended June 30, 2012 was $52,983.

For the year ended June 30, 2011, the Company had incurred no gross profit and our total operating expenses were $9,923, all of which were selling, general and administrative expenses. Our net loss to our shareholders for the year ended June 30, 2011 was $9,923.

For the period from October 31, 2007 (date of inception) to June 30, 2012, the accumulated gross profit was $474, and our total operating expenses were $120,359, all of which were selling, general and administrative expenses. We incurred a gain on disposal of subsidiary of $2,279. We also had $1,680 in interest expense, resulting in an accumulated net loss to our shareholders for the period ended June 30, 2012 was $119,286.

Liquidity and Capital Resources
We do not have sufficient resources to accomplish our business plans. As of June 30, 2012, we had $117 in cash.

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

Going Concern Consideration

The Company is a development stage company and has commenced operations. The Company had no revenue and incurred a net loss of $52,983 for the year ended June 30, 2012 and an accumulated net loss of $119,286 for the period from October 31, 2007 (inception) to June 30, 2012. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in emerging markets and the competitive environment in which the Company operates. The Company is pursuing financing for its operations. Failure to secure such financing, to raise additional equity capital and to earn revenue may result in the Company depleting its available funds and not being able to pay its obligations. These consolidated financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
There are no such reportable events.
ITEM 9A. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date (the "Evaluation Date") within ninety (90) days prior to the filing of our June 30, 2012 Form 10-K

Based upon that evaluation, our Management has concluded that, as of June 30, 2012, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic filings with the SEC.

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

Our management, with the participation of its CEO and President, assessed the effectiveness of our internal control over financial reporting as of June 30, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of The Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment under such criteria, management concluded that our internal controls over financial reporting were not effective as of June 30, 2012 due to control deficiencies that constituted material weaknesses. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the year ended June 30, 2012 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

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

ITEM 9B. OTHER INFORMATION.
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.
Our directors and executive officers are as follows:
Name	Age	Position
Sau Shan KU	44	Director, Chairman, Chief Executive Officer, Treasurer and Secretary
Con UNERKOV	43	Director, Chief Financial Officer

Mr. Con Unerkov is an Australian based businessman and investor, with experience in the Finance, Media and Telecommunications markets in Australia, China and United States. Mr. Unerkov is also a director of China Media Group Corporation (symbol: chmd.ob) together with a number of private and non-listed public companies. Mr. Unerkov is a graduate of the University of South Australia. In the past 5 years, Mr. Unerkov has been a director of China Media Group Corporation and in other capacity as officer of that company.

Mr. Sau Shan Ku has been our Director, Chairman, and Officer since November 30, 2007. He has over 12 years of work experience in the areas of accounting, finance, and company secretarial duties for a number of listed companies in Hong Kong. In the past 5 years, Mr. Ku has worked as the Finance and Special Projects Manager for Global Assets Limited from 2007 to now. Mr. Ku received a Bachelor of Science degree majoring in Actuarial Science and Economics from the Toronto University and a Bachelor of Arts degree in Administrative Studies from York University. Mr. Ku also holds a Master degree in Corporate Finance from the Hong Kong Polytechnic University.

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

SUMMARY COMPENSATION TABLE
							Non-qualified
						Non-Equity	Deferred
	Year			Stock	Option	Incentive Plan	Compensation	All Other
Name and	Ended	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Principal Position	June 30	($)	($)	($)	($)	($)	($)	($)	($)
________________	________	______	_______	_______	______	____________	___________	____________	_____

Mr. Xiong Xu1	2012	-	-	-	-	-	-	-	-
	2011	5,000	-	-	-	-	-	-	5,000

Mr. Sau Shan Ku [2]	2012	-	-	-	-	-	-	-	-
	2011	-	-	-	-	-	-	-	-
Mr. Con Unerkov[3]	2012	-	-	-	-	-	-	-	-

1.	Mr. Xiong Xu was President and Chief Executive Officer and Director of Oakridge effective from February 18, 2010 to May 4, 2012.
2.	Mr. Sau Shan Ku is Chairman, Treasurer, Secretary, Chief Executive Officer, and Director of Oakridge.
3.	Mr. Con Unerkov was appointed our Director on May 4, 2012 and became our CFO on May 18, 2012.
Since our incorporation on October 31, 2007, no stock options or stock appreciation rights were granted to any of our directors or executive officers. We have no equity incentive plans.
Outstanding Equity Awards
The following table sets forth certain information concerning stock option awards granted to our executive officers and our director.

OUTSTANDING EQUITY AWARDS AT JUNE 30, 2012
OPTION AWARDS						STOCK AWARDS

Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested (#)
	________	_________	_________	_______	________	_______	_______	_________	________
Xiong Xu1	-	-	-	-	-	-	-	-	-
Sau Shan Ku2	-	-	-	-	-	-	-	-	-
Con Unerkov[3]	-	-	-	-	-	-	-	-	-
1.	Mr. Xiong Xu was President and Chief Executive Officer and Director of Oakridge effective from February 18, 2010 to May 4, 2012.
2.	Mr. Sau Shan Ku is Chairman, Treasurer, Secretary, Chief Executive Officer, and Director of Oakridge.
3.	Mr. Con Unerkov was appointed our Director on May 4, 2012 and became our CFO on May 18, 2012.
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
DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
	________	______	________	___________	__________	_________	__________
Xiong Xu [1]	-	-	-	-	-	-	-
Sau Shan Ku2	-	-	-	-	-	-	-
Con Unerkov[3]	-	-	-	-	-	-	-
1.	Mr. Xiong Xu was President and Chief Executive Officer and Director of Oakridge effective from February 18, 2010 to May 4, 2012.
2.	Mr. Sau Shan Ku is Chairman, Treasurer, Secretary, Chief Executive Officer, and Director of Oakridge.
3.	Mr. Con Unerkov was appointed our Director on May 4, 2012 and became our CFO on May 18, 2012.

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

Name	Security	Total Shares Owned	Percentage
Shuet Ping LEUNG of Block C, Flat 6, 30th Floor, Mount Lodge, Quarry Bay, Hong Kong	Common	1,800,000	27.65%
Ying Chiu Herbert LEE of 15/F., Siu On Centre, 188 Lockhart Road, Wanchai, Hong Kong	Common	4,000,000	61.44%
All executive officers and directors as a group [2 persons]	Common	-	-

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 6,510,000 shares of common stock outstanding as of July 5, 2012.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Except for
*	The initial issuance of 4,000,000 shares of stock to Mr. Ku for $4,000;
*	Since inception on October 31, 2007 to June 30, 2009, Mr. Ku loaned $8,800 for operating expenses which is unsecured, payable on March 31, 2010, and bear interests at 10% per annum;
*

Prior to being appointed as a Director, President and CEO of the Company, Mr. Michael Burney provided consulting services in the amount of $25,000 to the Company. On July 22, 2009 the Company issued 1,250,000 shares of common stock to Mr. Burney as payment for these services. On February 14, 2009, Mr. Burney resigned all his positions in the Company and he subsequently sold his 1,250,000 shares in the Company to Mr. Xiong Xu, the Company's former Director, President, and CEO; and

*

On May 4, 2012, Mr. Xu tendered his resignation to all his positions in the Company, and on the same day sold all his 1,250,000 shares to Intek Solutions Pty. Limited, which is wholly owned by Mr. Con Unerkov, our current Director and CFO. On June 19, 2012 Intek sold all its shares in the Compamy to Mr. Shuet Ping Leung.

*	On June 19, 2012 Mr. Sau Shan Ku sold all his shares to Mr. Herbert Ying Chiu Lee who became the new controlling shareholder of the Company.

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
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES. The aggregate fees billed in each of the fiscal years ended June 30, 2012 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements as well as registration statement filings for those fiscal years were $1,500.

AUDIT-RELATED FEES. The aggregate fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under "Audit Fees" for fiscal year 2012 was $3,000.

TAX FEES. For the fiscal years ended June 30, 2012, our principal accountants did not render any services for tax compliance, tax advice, and tax planning work.
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
Report of Independent Registered Public Accounting Firm - Albert Wong & Co. LLP.
Consolidated Financial Statements:
Consolidated Balance Sheet as of June 30, 2012 and 2011
Consolidated Statements of Operations for the years ended June 30, 2012 and 2011 and from October 31, 2007 (Inception) to June 30, and 2012
Consolidated Statements of Stockholders' Equity/(Deficits) - From October 31, 2007 (Inception) to June 30, 2012.
Consolidated Statements of Cash Flows for the years ended June 30, 2012 and 2011 and from October 31, 2007(Inception) to June 30, 2012.
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
Sau Shan Ku
Chief executive officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
By:	/s/ Con Unerkov	July 13, 2012
--------------------------------------------
Con Unerkov
Its:	CFO

By:	/s/ Sau Shan Ku
--------------------------------------------
Sau Shan Ku
Its:	Treasurer, Secretary, CEO, President

Oakridge International Corporation and Subsidiary
Consolidated Financial Statements
For the Year Ended June 30, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Oakridge International Corporation

We have audited the accompanying consolidated balance sheet of Oakridge International Corporation (the "Company") as of June 30, 2012 and 2011, and the related consolidated statements of operations, stockholders' deficits and cash flows for the year ended June 30, 2012 and 2011, and from October 31, 2007 (Inception) to June 30, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

We were not engaged to examine management's assertion about the effectiveness of the Company's internal control over financial reporting as of June 30, 2012 included in the Company's Item 9A "Controls and Procedures" in the Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oakridge International Corporation as of June 30, 2012 and 2011, and from October 31, 2007 (Inception) to June 30, 2012, and the results of its operations and its cash flows for the year then ended June 30, 2012 and 2011, and from October 31, 2007 (inception) to June 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has deficits accumulated as at June 30, 2012 of $119,286 including net losses of $52,983 for the year ended June 30, 2012. These factors as discussed in Note 2 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Albert Wong & Co. LLP
CERTIFIED PUBLIC ACCOUNTANTS

New York, New York
July 13, 2012

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2012 AND 2011
(Stated in US Dollars)
	Note	June 30,	June 30,
		2012	2011
		US$	US$
ASSETS
Current assets:
Cash and cash equivalents		117	440

Total assets		117	440

LIABILITIES AND STOCKHOLDERS' DEFICITS
Current liabilities:
Accrued expenses		9,650	12 ,209
Other payable		22,524	5 ,625
Amount due to director		129	11 ,809
Amount due to related companies		50,000	-

Total current liabilities		82,303	29 ,643

Stockholders' deficits:
Common stock, $0.001 par value, 75,000,000 shares authorized; 6,510,000 shares issued and outstanding (2011: 6,510,000)	4	6,510	6,510
Additional paid up capital	4	30,590	30,590
Deficits accumulated during the development stage		(119,286)	(66,303)

Total stockholders' deficits		(82,186)	(29,203)

Total liabilities and stockholders' deficits		117	440

See accompanying notes to the consolidated financial statements

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED JUNE 30, 2012 AND 2011
AND FROM OCTOBER 31, 2007 (INCEPTION) TO JUNE 30, 2012
(Stated in US Dollars)
			For the Period
	For the Year	For the Year	from October 31,
	Ended	Ended	2007 (Inception)
	June 30,	June 30,	to June 30,
	2012	2011	2012
	US$	US$	US$

Net revenues	-	-	11,295
Cost of revenues	-	-	10,821

Gross profits	-	-	474

Other general and administrative expenses	55,262	9 ,923	120,359

Loss from operations	(55,262)	(9,923)	(119,885)
Other (expenses) / income
Interests	-	-	(1,680)
Gain on disposal of subsidiary	2,279	-	2,279

Net loss	(52,983)	(9,923)	(119,286)

Weighted average basic and diluted shares outstanding	6 ,510,000	6 ,510,000	5,911,637

Loss per share - basic and diluted	(0.00)	(0.00)	(0.00)

*Basic and diluted weighted average number of shares is the same since the Company does not have any dilutive securities

See accompanying notes to the consolidated financial statements

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM OCTOBER 31, 2007 (INCEPTION) TO JUNE 30, 2012
(Stated in US Dollars)
				Deficit
				accumulated
			Additional	during the	Total
	Common stock		paid-in	development	stockholders'
	Shares	Amount US$	capital US$	stage US$	equity /(deficit) US$
Balance at October 31, 2007	-	-	-	-	-
(inception)

Issuance of founder shares for
cash at $0.001 per share -
November 30, 2007	4,500,000	4,500	-	-	4,500

Sale of shares for cash at $0.01
per share - March 15, 2008	760,000	760	6,840	-	7,600

Net loss	-	-	-	(6,142)	(6,142)

Balance at June 30, 2008	5,260,000	5,260	6,840	(6,142)	5,958

Net loss	-	-	-	(38,689)	(38,689)

Balance at June 30, 2009	5,260,000	5,260	6,840	(44,831)	(32,731)

Issuance of shares for services at $0.02
per share - July 17, 2009	1,250,000	1,250	23,750	-	25,000

Net loss	-	-	-	(11,549)	(11,549)

Balance at June 30, 2010	6,510,000	6,510	30,590	(56,380)	(19,280)

Net loss	-	-	-	(9,923)	(9,923)

Balance at June 30, 2011	6,510,000	6,510	30,590	(66,303)	(29,203)
Net loss	-	-	-	(52,983)	(52,983)

Balance at June 30, 2012	6,510,000	6,510	30,590	(119,286)	(82,186)

See accompanying notes to the consolidated financial statements

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED JUNE 30, 2012
AND 2010 AND FROM OCTOBER 31, 2007 (INCEPTION) TO JUNE 30, 2012
(Stated in US Dollars)
			For the Period
			from October 31,
	For the Year	For the Year	2007
	Ended	Ended	(Inception) to
	June 30, 2012 US$	June 30, 2011 US$	June 30, 2012 US$

Cash Flows from Operating Activities:
Net Loss	(52,983)	(9,923)	(119,286)

Adjustments to Reconcile Net Loss to Net Cash Used
in Operating Activities:
Common stock issuance for services	-	-	25,000
Changes in Assets and Liabilities:
(Decrease) / Increase in Accrued Expenses	(2,559)	4 ,800	9,650
Increase/(Decrease) in Other Payable	16,899	-	22,524
(Decrease) / Increase in Amount Due to Director	(11,680)	5 ,000	129
Increase in Amount due to Related Companies	50,000	-	50,000

Net Cash Used in Operating Activities	(323)	(123)	(11,983)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock	-	-	12,100

Net Cash Provided by Financing Activities	-	-	12,100

(Decrease) / Increase in Cash	(323)	(123)	117

Cash - Beginning of Period	440	563	-

Cash - End of Period	117	440	117

Supplemental Disclosures of Cash Flow Information:
Interest Paid	-	-	1 ,680

Income Taxes Paid	-	-	-

See accompanying notes to the consolidated financial statements

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2012 AND 2011 AND FOR THE PERIOD FROM OCTOBER 31, 2007
(INCEPTION) TO JUNE 30, 2012
(Stated in US Dollars)
1.	ORGANIZATION

Oakridge International Corporation (the "Company") is a Nevada corporation, incorporated on October 31, 2007. The Company is currently a development stage enterprise, as defined by Accounting Standards Codification ASC 915 "Development Stage Entities" formerly Statement of Financial Accounting Standard ("SFAS") No. 7 "Accounting and Reporting for Enterprises in the Development Stage". The Company's office is located in Australia and its principal business will include trading of electronic components, recycling scrap and electronic Printed Circuit Boards ("PCB"), and the establishment of recycling operations in Asia and Australia.

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

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has generated modest revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary debt or equity financing to continue operations and the attainment of profitable operations.

As of June 30, 2012, the Company has generated modest revenue of $11,295 and has incurred an accumulated deficit since inception totaling $66,303 at June 30, 2011 and $119,286 at June 30, 2012 and its current liabilities for the relevant fiscal year ended 2011 and 2012 exceed its current assets by $29,203 and $82,186. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern.

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2012 AND 2011 AND FOR THE PERIOD FROM OCTOBER 31, 2007
(INCEPTION) TO JUNE 30, 2012
(Stated in US Dollars)
3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS
Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company's fiscal year end is June 30.

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

Principles of Consolidation

The consolidated financial statements for the year ended June 30, 2012 include the financial statements of the Company and its wholly owned subsidiary Waytop Asia Pacific Limited up to the date of disposal on February 17, 2012. The results of subsidiary acquired or sold during the period are consolidated from their effective dates of acquisition or through their effective dates of disposition, respectively.

All significant inter-company transactions and balances have been eliminated on consolidation.
	Place of	Attributable
Name of Company	Incorporation	Interest

Waytop Asia Pacific Limited*	Hong Kong	100%

*Disposed on February 17, 2012

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2012 AND 2011 AND FOR THE PERIOD FROM OCTOBER 31, 2007
(INCEPTION) TO JUNE 30, 2012
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

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 20 12 AND 2011 AND FOR THE PERIOD FROM OCTOBER 31, 2007
(INCEPTION) TO JUNE 30, 2012
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

The Company uses FASB ASC 740 (formerly FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). - AN INTERPRETATION OF FASB STATEMENT NO. 109, ACCOUNTING FOR INCOME TAXES. The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FASB ASC 740, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FASB ASC 740 also provides guidance on recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At June 30, 2012 and 2011, the Company did not have a liability for unrecognized tax benefits.

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

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2012 AND 2011 AND FOR THE PERIOD FROM OCTOBER 31, 2007
(INCEPTION) TO JUNE 30, 2012
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

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2012 AND 2011 AND FOR THE PERIOD FROM OCTOBER 31, 2007
(INCEPTION) TO JUNE 30, 2012
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

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2012 AND 2011 AND FOR THE PERIOD FROM OCTOBER 31, 2007
(INCEPTION) TO JUNE 30, 2012
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

In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. The amendments to FASB Accounting Standards Codification™ (Codification) Topic 310, Receivables, clarify the guidance on a creditor's evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties.

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

In a typical repo transaction, an entity transfers financial assets to a counterparty in exchange for cash with an agreement for the counterparty to return the same or equivalent financial assets for a fixed price in the future. FASB Accounting Standards Codification™ (Codification) Topic 860, Transfers and Servicing, prescribes when an entity may or may not recognize a sale upon the transfer of financial assets subject to repo agreements. That determination is based, in part, on whether the entity has maintained effective control over the transferred financial assets.

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

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2012 AND 2011 AND FOR THE PERIOD FROM OCTOBER 31, 2007
(INCEPTION) TO JUNE 30, 2012
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

The FASB has issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU amends the FASB Accounting Standards Codification™ (Codification) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

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

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2012 AND 2011 AND FOR THE PERIOD FROM OCTOBER 31, 2007
(INCEPTION) TO JUNE 30, 2012
(Stated in US Dollars)
4.	COMMON STOCK
As of June 30, 2012, the Company has 75,000,000 shares authorized and 6,510,000 shares issued and outstanding.
5.	RELATED COMPANY TRANSACTIONS
During the period from October 31, 2007 (inception) to June 30, 2012 the Director subscribed for 4,000,000 shares in the Company at $0.001 per share for a total amount of $4,000.

On March 31, 2008, the President and major shareholder of the Company loaned $8,000 to the Company for working capital. The loan is unsecured, payable on March 31, 2009 and bears interests at 10% per annum. On March 30, 2009, this loan was renewed with the principle of $8,800 and was further extended until March 31, 2010. The loan was repaid in full in March 2010.

On July 22, 2009, a former Director of the Company subscribed 1,250,000 shares in the Company for $25,000. On April 30, 2010, the same director sold all his shares to the Company's then President, Mr. Xiong Xu.

On April 1, 2012 the Company entered into a service agreement with Asiarim Associates Limited to provide consulting, corporate, accounting, Edgar filing and company secretarial services to the Company on a monthly fee of USD10,000 for a period from April 1, 2012 to December 31, 2012. Under the agreement, the Company is obligated to pay the fee for the first two months and then the remainder of the fees shall only be paid once the Company can raise funds. Asiarim Associates Limited is majority owned by our director and CEO, Mr. Sau Shan Ku.

On May 1, 2012 the Company entered into a service agreement with Intek Solutions Pty Limited ("Intek") to provide consulting services to manage and develop the Company's business for a monthly fee of USD10,000 for a period from May 1, 2012 to December 31, 2012. Under the agreement, the Company is obligated to pay the fee for the first two months and then the remainder of the fees shall only be paid once the Company has raise funds. Intek is wholly owned by the current director Mr. Con Unerkov.

On May 4, 2012, Mr. Xiong Xu sold all of his 1,250,000 shares in the Company to Intek. On the same date, (i) Mr. Xiong Xu also tendered his resignation as CEO, President and member of the board of directors of the Company, (ii) Mr. Sau Shan Ku was appointed as CEO and President of the Company and (iii) Mr. Con Unerkov was appointed to as a member of the board of directors of the Company.

As a result, our current director, Mr. Con Unerkov, indirectly held 1,250,000 shares through Intek, representing about 19.2% equity interest, in the Company. On June 19, 2012 Intek sold all its shares in the Company to Mr. Shuet Ping Leung.

On June 19, 2012 Mr. Sau Shan Ku sold all his shares to Mr. Herbert Ying Chiu Lee who became the new controlling shareholder of the Company.

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2012 AND 2011 AND FOR THE PERIOD FROM OCTOBER 31, 2007
(INCEPTION) TO JUNE 30, 2012
(Stated in US Dollars)
6.	INCOME TAXES

No provision was made for income tax for the period from October 31, 2007 (Inception) to June 30, 2012 as the Company and its subsidiary had operating losses. For the period from October 31, 2007 (Inception) to June 30, 2012, the Company and its subsidiary incurred net operating losses for tax purposes of approximately $95,007 and $24,279, respectively. Total net operating losses carried forward at June 30, 2012, (i) for Federal and State purposes were $95,007 and $95,007, respectively and (ii) for its entities outside of the United States were $24,279 for the period from October 31, 2007 (Inception) to June 30, 2012. The net operating loss carry-forward may be used to reduce taxable income through the year 2026. The availability of the Company's net operating loss carry-forwards is subject to limitation if there is a 50% or more change in the ownership of the Company's stock.

There was no significant difference between reportable income tax and statutory income tax. The gross deferred tax asset balance as of June 30, 2012 was approximately $18,382 of which $14,250 was for US federal income tax and $4,132 was for Hong Kong income tax. A 100% valuation allowance has been established against the deferred tax asset, as the utilization of the loss carry-forwards cannot reasonably be assured.

As reconciliation between the income taxes computed at the United States and Hong Kong statutory rate and the Group's provision for income taxes is as follows:
June 30, 2012
$
United States federal income tax rate	15%
Valuation allowance-US federal income tax	(15%)

Provision for income tax	-

Hong Kong statutory rate	16.5%
Valuation allowance - Hong Kong Rate	(16.5%)

Provision for income tax	-

The Company did not have any interest and penalty recognized in the income statements for the year ended June 30, 2012 and 2011 or balance sheet as of June 30, 2012 and 2011. The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months. The Company's 2008, 2009, 2011 and 2012 U.S. Corporation Income Tax Return are subject to U.S. Internal Revenue Service examination and the Company's 2009/2010/2011/2012 Hong Kong Corporation Profits Tax Return filing are subject to Hong Kong Inland Revenue Department examination.

7.	SUBSEQUENT EVENTS

The Company has evaluated all other subsequent events through July 13, 2012 the date these consolidated financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.