Form 10-Q
period 2012-09-30
OAKRIDGE INTERNATIONAL CORP
filed 2012-11-08
CIK 1439724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10 - Q

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from [ ] to [ ]

Commission File Number: [ ]

(Exact Name of Registrant as Specified in Its Charter)

Nevada	-------------
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

Suite 5, Level 2, Malcolm Reid Building, 187 Rundle Street, Adelaide, SA 5000, Australia	n/a
(Address of Principal Executive Offices)	(Zip Code)

Tel: +618 8120 0248 Fax: + 618 8312 0248
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

Yes[ x ]   No[    ]

The number of common equity shares outstanding as of September 30, 2012 was 6,510,000 shares of Common Stock, $0.001 par value.

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheet- September 30, 2012 (Unaudited)	2

	Statements of Operations- Three Months ended September 30, 2012, Three Months ended September 30, 2011, and from October 31, 2007 (Inception) to September 30, 2012 (Unaudited)	3

	Statement of Stockholders' Equity - From October 31, 2007 (Inception) to September 30, 2012 (Unaudited)	4

	Statement of Cash Flows- Three Months ended September 30, 2012, Three Months ended September 30, 2011, and from October 31, 2007 (Inception) to September 30, 2012 (Unaudited)	5

	Notes to Consolidated Financial Statements	6-17

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18-25

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	26

Item 4.	Controls and Procedures	26

PART II. OTHER INFORMATION

Item 1	Legal Proceedings	28

Item 1A	Risk Factors	28

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3	Defaults Upon Senior Securities	28

Item 4	Mine Safety Disclosures	28

Item 5	Other Information	28

Item 6.	Exhibits	28

SIGNATURES		29

PART I - FINANCIAL INFORMATION

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
AS AT SEPTEMBER 30, 2012
(UNAUDITED)
(Stated in US Dollars)
	Note	September 30 2012	June 30 2012
		US$	US$
		(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents		117	117

Total assets		117	117

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued expenses		10,150	9,650
Other payable		93,401	22,524
Amount due to director		-	129
Amount due to related companies		46,410	50,000

Total current liabilities		149,961	82,303

Stockholders' equity:
Common stock, $0.001 par value, 75,000,000 shares authorized; 6,510,000 shares issued and outstanding	4	6,510	6,510
Additional paid up capital	4	30,590	30,590
Deficit accumulated during the development stage		(186,944)	(119,286)

Total stockholders' deficit		(149,844)	(82,186)

Total liabilities and stockholders' equity		117	117

See accompanying notes to the financial statements

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012, THREE MONTHS ENDED SEPTEMBER 30, 2011, AND FROM OCTOBER 31, 2007 (INCEPTION) TO SEPTEMBER 30, 2012
(UNAUDITED)
(Stated in US Dollars)
			For the Period
	For the Three	For the Three	from October 31,
	Months Ended	Months Ended	2007 (Inception)
	September 30,	September 30,	to September 30,
	2012	2011	2012
	US$	US$	US$

Net revenues	-	-	11,295
Cost of revenues	-	-	10,821

Gross profits	-	-	474

Other general and administrative expenses	67,658	950	187,418

Loss from operations	(67,658)	(950)	(186,944)

Other expenses
Interest-	-	-	-

Net loss	(67,658)	(950)	(186,944)

Weighted average basic and diluted shares outstanding	6,510,000	6,510,000	5,942,288

Loss per share - basic and diluted* (US$)	(0.00)	(0.00)	(0.01)

*Basic and diluted weighted average number of shares is the same since the Company does not have any dilutive securities
See accompanying notes to the financial statements

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM OCTOBER 31, 2007 (INCEPTION) TO SEPTEMBER 30, 2012
(UNAUDITED)
(Stated in US Dollars)
				Deficit
				accumulated
			Additional	during the	Total
	Common stock		paid-in	development	stockholders'
	Shares	Amount	capital	stage	deficit
		US$	US$	US$	US$

Balance at October 31, 2007	-	-	-	-	-
(inception)

Issuance of founder shares for
cash at $0.001 per share -
November 30, 2007	4,500,000	4,500	-	-	4,500

Sale of shares for cash at $0.01
per share - March, 2008	760,000	760	6,840	-	7,600

Net loss	-	-	-	(6,142)	(6,142)

Balance at June 30, 2008	5,260,000	5,260	6,840	(6,142)	5,958

Net loss	-	-	-	(38,689)	(38,689)

Balance at June 30, 2009	5,260,000	5,260	6,840	(44,831)	(32,731)

Issuance of shares for services at
$0.02 per share - July 17, 2009	1,250,000	1,250	23,750	-	25,000

Net loss	-	-	-	(11,549)	(11,549)

Balance at June 30, 2010	6,510,000	6,510	30,590	(56,380)	(19,280)

Net loss	-	-	-	(9,923)	(9,923)

Balance at June 30, 2011	6,510,000	6,510	30,590	(66,303)	(29,203)

Net loss	-	-	-	(52,983)	(52,983)

Balance at June 30, 2012	6,510,000	6,510	30,590	(119,286)	(82,186)

Net loss	-	-	-	(67,658)	(67,658)

Balance at September 30, 2012	6,510,000	6,510	30,590	(186,944)	(149,844)

See accompanying notes to the financial statements

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012, THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND FROM OCTOBER 31, 2007 (INCEPTION) TO SEPTEMBER 30, 2012
(UNAUDITED)
(Stated in US Dollars)
				For the Period
	For the Three		For the Three	from October 31, 2007
	Months Ended		Months Ended	(Inception) to
	September 30, 2012		September 30, 2011	September 30, 2012
	US$		US$	US$

Cash Flows from Operating Activities:
Net Loss	(67,658)		(950)	(186,944)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Common Stock Issuance for Services	-		-	25,000
Changes in Assets and Liabilities:	-		-	-
Increase in Accrued Expenses	500		950	10,150
Increase in Other Payable	70,877		-	93,401
Decrease in Other Payable	(129)		-	-
(Decrease) / Increase in Amount due to director	(3,590)		-	46,410

Net Cash Used in Operating Activities	-		-	(11,983)

Cash Flows from Investing Activities:	-		-	-

Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock	-		-	12,100

Net Cash Provided by Financing Activities	-		-	12,100

Increase in Cash		-	-	117

Cash - Beginning of Period	117		440	-

Cash - End of Period	117		440	117

Supplemental Disclosures of Cash Flow Information:
Interest Paid	-		-	1,680

Income Taxes Paid	-		-	-

See accompanying notes to the financial statements

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012

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

On October 18, 2012 the Company received approval from the Financial Industry Regulatory Authority that it has cleared its common stock for quotation on the OTC Bulletin Board.  The Company's stock will trade under the symbol OAKO on the OTC Bulletin Board.

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

As of September 30, 2012, the Company has generated modest revenue of $11,295 and has incurred an accumulated deficit since inception totaling $186,944 at September 30, 2012 and its current liabilities exceed its current assets by $149,844. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern.

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012

(UNAUDITED)
(Stated in US Dollars)
3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS
Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and the rules of the U.S. Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited financial statements and notes thereto for the year ended June 30, 2012. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended June 30, 2012 included in the Company Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position and results of operations for the interim period presented have been included. Operating results for the interim period are not necessary indicative of the results that may be expected for the respective full year.
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

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012

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

Accounting guidance on fair value measurement and disclosures permits entities to choose, to measure many financial instruments and certain other items at fair value. It was effective for fiscal year beginning July1, 2009. Upon its adoption and at this time, we do not intend to reflect any of our current financial instruments at fair value (except that we are required to carry our derivative financial instruments at fair value). However, we will consider the appropriateness of recognizing financial instruments at fair value on a case by case basis in future periods.
Cash and Cash Equivalents
The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012

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

The Company uses FASB ASC 740 "Income Taxes" (formerly FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). - AN INTERPRETATION OF FASB STATEMENT NO. 109, ACCOUNTING FOR INCOME TAXES. The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FASB ASC 740, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FASB ASC 740 also provides guidance on recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At June 30, 2012 and 2011, the Company did not have a liability for unrecognized tax benefits.
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

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012

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
Revenue Recognition

The Company recognizes its revenue in accordance with the ASC 605 "Revenue Recognition" which codified Securities and Exchange Commissions ("SEC") Staff Accounting Bulletin No.104, "Revenue Recognition in Financial Statements" ("SAB104"). Revenue is recognized upon shipment, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer or services have been provided, fees are fixed or determinable and collection of the related receivable is reasonably assured. Revenue is recorded net of estimated product returns, which is based upon the Company's return policy, sales agreements, management estimates of potential future product returns related to current period revenue, current economic trends, changes in customer composition and historical experience.

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012

(UNAUDITED)
(Stated in US Dollars)
3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (CONTINUED)
Recent Pronouncements

In July 2012, FASB has issued Accounting Standards Update (ASU) No. 2012-02, Intangibles--Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30, Intangibles--Goodwill and Other, General Intangibles Other than Goodwill. Under the guidance in this ASU, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity's financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

In August 2012, FASB has issued Accounting Standards Update (ASU) No. 2012-03, Technical Amendments and Corrections to SEC Sections. This ASU amends various SEC paragraphs pursuant to SAB 114, SEC Release No. 33-9250, and ASU 2010-22, which amend or rescind portions of certain SAB Topics.

In October 2012, FASB has issued Accounting Standards Update (ASU) No. 2012-04, Technical Corrections and Improvements. This ASU make technical corrections, clarifications, and limited-scope improvements to various Topics throughout the Codification. The amendments in this ASU that will not have transition guidance will be effective upon issuance for both public entities and nonpublic entities. For public entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012. For nonpublic entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2013.

In October 2012, FASB has issued Accounting Standards Update (ASU) No. 2012-06, Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution. This ASU addresses the diversity in practice about how to interpret the terms on the same basis and contractual limitations when subsequently measuring an indemnification asset recognized in a government-assisted (Federal Deposit Insurance Corporation or National Credit Union Administration) acquisition of a financial institution that includes a loss-sharing agreement (indemnification agreement). For public and nonpublic entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. Early adoption is permitted. The amendments should be applied prospectively to any new indemnification assets acquired after the date of adoption and to indemnification assets existing as of the date of adoption arising from a government-assisted acquisition of a financial institution.

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

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012

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

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012

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

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012

(UNAUDITED)
(Stated in US Dollars)
4.	COMMON STOCK
As of September 30, 2012, the Company has 75,000,000 shares authorized and 6,510,000 shares issued and outstanding.
5.	RELATED COMPANY TRANSACTIONS
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

On April 1, 2012 the Company entered into a service agreement with Asiarim Associates Limited to provide consulting, corporate, accounting, Edgar filing and company secretarial services to the Company on a monthly fee of US$10,000 for a period from April 1, 2012 to December 31, 2012. Under the agreement, the Company is obligated to pay the fee for the first two months and then the remainder of the fees shall be paid once the Company can raise funds. Asiaim Associates Limited is majority owned by our former director and CEO, Mr. Sau Shan Ku.

On May 1, 2012 the Company entered into a service agreement with Intek Solutions Pty Limited ("Intek") to provide consulting services to manage and develop the Company's business for a monthly fee of US$10,000 for a period from May 1, 2012 to December 31, 2012. Under the agreement, the Company is obligated to pay the free for the first two months and then the remainder of the fees shall only be paid once the Company has raised funds. Intek is wholly owned by the current director, Mr. Con Unerkov.

On May 4, 2012 Mr. Xiong Xu sold all of his 1,250,000 shares in the Company to Intek. On the same date, (i) Mr. Xiong Xu also tendered his resignation as CEO, President and member of the board of directors of the Company, (ii) Mr. Sau Shan Ku was appointed as CEO and President of the Company, and (iii) Mr. Con Unerkov was appointed to as a member of the board of directors of the Company.

On June 19, 2012 Intek sold all its shares in the Company to Mr. Shuet Ping Leung and on the same date, Mr. Sau Shan Ku sold all of his shares to Mr. Herbert Ying Chiu Lee who became the new controlling shareholder of the Company.
6.	INCOME TAXES

No provision was made for income tax for the period from October 31, 2007 (Inception) to September 30, 2012 as the Company and its former subsidiary had operating losses. For the period from October 31, 2007 (Inception) to September 30, 2012, the Company incurred net operating losses for tax purposes of approximately $162,665. Total net operating losses carried forward at September 30, 2012, for Federal and State purposes were $162,665. The net operating loss carry-forward may be used to reduce taxable income through the year 2026. The availability of the Company's net operating loss carry-forwards is subject to limitation if there is a 50% or more change in the ownership of the Company's stock.

There was no significant difference between reportable income tax and statutory income tax. The gross deferred tax asset balance as of September 30, 2012 was approximately $24,399 was for US federal income tax. A 100% valuation allowance has been established against the deferred tax asset, as the utilization of the loss carry-forwards cannot reasonably be assured.

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012

(UNAUDITED)
(Stated in US Dollars)
6.	INCOME TAXES (Continued)
As reconciliation between the income taxes computed at the United States and the Company's provision for income taxes is as follows:
September 30, 2012
$
United States federal income tax rate	15%
Valuation allowance-US federal income tax	(15%)

Provision for income tax	-

The Company did not have any interest and penalty recognized in the income statements for the three months ended September 30, 2012 and year ended June 30, 2012 and 2011 or balance sheet as of September 30, 2012 and June 30, 2012 and 2011. The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months. The Company's 2009, 2010, 2011 and 2012 U.S. Corporation Income Tax Return are subject to U.S. Internal Revenue Service examination.
7.	SUBSEQUENT EVENTS

The Company has evaluated all other subsequent events through November 8, 2012 the date of these financial statements and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.

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
Critical Accounting Policy and Estimates

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended September 30, 2012.

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

We are a development stage company that has generated modest revenues of $11,295 from operations since our incorporation on October 31, 2007 to September 30, 2012. We have incurred losses since our inception.

For the three months ended September 30, 2012, we did not earn any revenue. During the period just ended, the Group focused on raising funding for the waste packaging system, and developing a business model for the recycling technology, with a focus on the environmental services in Australia.  For this quarter ended, the Company was not successful in raising any capital.

On October 18, 2012 the Company received approval from the Financial Industry Regulatory Authority that it has cleared its common stock for quotation on the OTC Bulletin Board.  The Company's stock will trade under the symbol OAKO on the OTC Bulletin Board.

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
Employees

As of September 30, 2012, we had 2 staff in the Company. Subject to financing, in the next 12 months, we plan to hire consultants in Hong Kong and China to undertake and implement the operational plans.

Results of Operations
FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2012, THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2011 AND FOR THE PERIOD FROM OCTOBER 31, 2007 (INCEPTION) TO SEPTEMBER 30, 2012
REVENUES

The Company realized no revenue, no cost of revenue and no gross profit for the three month period ended September 30, 2012. We hope to generate additional revenue when we receive more contracts.

The Company realized no revenue, no cost of revenue and no gross profit for the three month period ended September 30, 2011. We hope to generate additional revenue when we receive more contracts.

For the period from October 31, 2007 (date of inception) to September 30, 2012, the Company realized revenue of $11,295, incurred a cost of revenue of $10,821 and achieved a gross profit of $474.

OPERATING EXPENSES

For the three month period ended September 30, 2012, we had no gross profit and our total operating expenses were $67,658, all of which were selling, general and administrative expenses. Our net loss to our shareholders for the three month period ended September 30, 2012 was $67,658.

For the three month period ended September 30, 2011, we had no gross profit and our total operating expenses were $950, all of which were selling, general and administrative expenses. Our net loss to our shareholders for the three month period ended September 30, 2011 was $950.

For the period from October 31, 2007 (date of inception) to September 30, 2012, the accumulated gross profit was $474, the total operating expenses were $188,017 which were all selling, general and administrative expenses, and we had a gain on disposal of subsidiary of $2,279 and a $1,680 in interest expense, resulting in an accumulated net loss to our shareholders of $186,944.

Liquidity and Capital Resources
We do not have sufficient resources to accomplish our business plans. As of September 30, 2012, we had $117 in cash.

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
Going Concern Consideration

The Company is a development stage company and has commenced operations. The Company had realized no revenue and incurred a net loss of $67,658 for the three months ended September 30, 2012 and an accumulated net loss of $186,944 for the period from October 31, 2007 (inception) to September 30, 2012. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in emerging markets and the competitive environment in which the Company operates. The Company is pursuing financing for its operations. In addition the Company has commenced operations to earn revenues. Failure to secure such financing, to raise additional equity capital and to earn revenue may result in the Company depleting its available funds and not being able to pay its obligations. These consolidated financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Our management, with the participation of its CEO and President, assessed the effectiveness of our internal control over financial reporting as of September 30, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of The Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment under such criteria, management concluded that our internal controls over financial reporting were not effective as of September 30, 2012 due to control deficiencies that constituted material weaknesses. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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
Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the year ended September 30, 2012 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

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
None.
Item 4. Mine Safety Disclosures. Not applicable.
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

SIGNATURES
Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: November 8, 2012
OAKRIDGE INTERNATIONAL CORPORATION

By:	/s/ Herbert Ying Chiu Lee
Name:	Herbert Ying Chiu Lee
Title:	President, Director & Chief Executive Officer

By:	/s/ Con Unerkov
Name:	Con Unerkov
Title:	Treasurer, Secretary, Director & Chief Financial Officer