Form 10-Q
period 2012-12-31
OAKRIDGE INTERNATIONAL CORP
filed 2013-02-11
CIK 1439724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10 - Q

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2012
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

Yes[ x ]   No[    ]

The number of common equity shares outstanding as of December 31, 2012 was 6,510,000 shares of Common Stock, $0.001 par value.

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheet- December 31, 2012 (Unaudited)	2

	Statements of Consolidated Operations- Three Months and Six Months ended December 31, 2012, Three Months and Six Months ended December 31, 2011, and from October 31, 2007 (Inception) to December 31, 2012 (Unaudited)	3

	Statement of Stockholders' Equity - From October 31, 2007 (Inception) to December 31, 2012 (Unaudited)	4

	Statement of Consolidated Cash Flows- Six Months ended December 31, 2012, Six Months ended December 31, 2011, and from October 31, 2007 (Inception) to December 31, 2012 (Unaudited)	5

	Notes to Financial Statements	6-15

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16-23

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	24

Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1	Legal Proceedings	26

Item 1A	Risk Factors	26

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3	Defaults Upon Senior Securities	26

Item 4	Mine Safety Disclosures	26

Item 5	Other Information	26

Item 6.	Exhibits	26

SIGNATURES		27

PART I - FINANCIAL INFORMATION

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
AS AT DECEMBER 31, 2012
(UNAUDITED)
(Stated in US Dollars)
	Note	December 31 2012	June 30 2012
		US$	US$
		(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents		117	117

Total assets		117	117

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued expenses		500	9,650
Other payable		207,591	22,524
Amount due to director		8,799	129
Amount due to related companies		-	50,000

Total current liabilities		216,890	82,303

Stockholders' equity:
Common stock, $0.001 par value, 75,000,000 shares authorized; 6,510,000 shares issued and outstanding	4	6,510	6,510
Additional paid up capital	4	30,590	30,590
Deficit accumulated during the development stage		(253,873)	(119,286)

Total stockholders' deficit		(216,773)	(82,186)

Total liabilities and stockholders' equity		117	117

See accompanying notes to the financial statements

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2012, THREE MONTHS AND SIX MONHTS ENDED DECEMBER 31, 2011, AND FROM OCTOBER 31, 2007 (INCEPTION) TO DECEMBER 31, 2012
(UNAUDITED)
(Stated in US Dollars)
					For the Period
	For the Three	For the Three	For the Six	For the Six	from October 31,
	Months Ended	Months Ended	Months Ended	Months Ended	2007 (Inception)
	December 31	December 31	December 31	December 31	to December 31
	2012	2011	2012	2011	2012
	US$	US$	US$	US$	US$

Net revenues	-	-	-	-	11,295
Cost of revenues	-	-	-	-	10,821

Gross profits	-	-	-	-	474

Other general and administrative expenses	66,929	950	134,587	1,900	254,946

Loss from operations	(66,929)	(950)	(134,587)	(1,900)	(254,472)

Other Income: Gain on disposal of subsidiary					2,279

Other expenses
Interest-	-	-	-	-	(1,680)

Net loss	(66,929)	(950)	(134,587)	(1,900)	(253,873)

Weighted average basic and diluted shares outstanding	6,510,000	6,510,000	6,510,000	6,510,000	5,969,952

Loss per share - basic and diluted* (US$)	(0.00)	(0.00)	(0.00)	(0.00)	(0.01)

*Basic and diluted weighted average number of shares is the same since the Company does not have any dilutive securities
See accompanying notes to the financial statements

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM OCTOBER 31, 2007 (INCEPTION) TO DECEMBER 31, 2012
(UNAUDITED)
(Stated in US Dollars)
				Deficit
				accumulated
			Additional	during the	Total
	Common stock		paid-in	development	stockholders'
	Shares	Amount	capital	stage	deficit
		US$	US$	US$	US$

Balance at October 31, 2007 (inception)	-	-	-	-	-

Issuance of founder shares for cash at $0.001 per share - November 30, 2007	4,500,000	4,500	-	-	4,500

Sale of shares for cash at $0.01 per share - March, 2008	760,000	760	6,840	-	7,600

Net loss	-	-	-	(6,142)	(6,142)

Balance at June 30, 2008	5,260,000	5,260	6,840	(6,142)	5,958

Net loss	-	-	-	(38,689)	(38,689)

Balance at June 30, 2009	5,260,000	5,260	6,840	(44,831)	(32,731)

Issuance of shares for services at $0.02 per share - July 17, 2009	1,250,000	1,250	23,750	-	25,000

Net loss	-	-	-	(11,549)	(11,549)

Balance at June 30, 2010	6,510,000	6,510	30,590	(56,380)	(19,280)

Net loss	-	-	-	(9,923)	(9,923)

Balance at June 30, 2011	6,510,000	6,510	30,590	(66,303)	(29,203)

Net loss	-	-	-	(52,983)	(52,983)

Balance at June 30, 2012	6,510,000	6,510	30,590	(119,286)	(82,186)

Net loss	-	-	-	(134,587)	(134,587)

Balance at December 31, 2012	6,510,000	6,510	30,590	(253,873)	(216,773)

See accompanying notes to the financial statements

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2012, THE SIX MONTHS ENDED DECEMBER 31, 2011 AND FROM OCTOBER 31, 2007 (INCEPTION) TO DECEMBER 31, 2012
(UNAUDITED)
(Stated in US Dollars)
			For the Period
	For the Six	For the Six	from October 31, 2007
	Months Ended	Months Ended	(Inception) to
	December 31, 2012	December 31, 2011	December 31, 2012
	US$	US$	US$

Cash Flows from Operating Activities:
Net Loss	(134,587)	(1,900)	(253,873)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Common Stock Issuance for Services	-	-	25,000
Changes in Assets and Liabilities:	-	-	-
(Decrease) / Increase in Accrued Expenses	(9,150)	1,900	500
Increase in Other Payable	185,067	-	207,591
Decrease in Amount due to related companies	(50,000)	-	-
Increase in Amount due to director	8,670	-	8,799

Net Cash Used in Operating Activities	-	-	(11,983)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock	-	-	12,100

Net Cash Provided by Financing Activities	-	-	12,100

Increase in Cash		-	117

Cash - Beginning of Period	117	440	-

Cash - End of Period	117	440	117

Supplemental Disclosures of Cash Flow Information:
Interest Paid	-	-	1,680

Income Taxes Paid	-	-	-

See accompanying notes to the financial statements

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2012

(UNAUDITED)
(Stated in US Dollars)
1.	ORGANIZATION

Oakridge International Corporation (the "Company") is a Nevada corporation, incorporated on October 31, 2007. The Company is currently a development stage enterprise, as defined by Accounting Standards Codification ASC 915 "Development Stage Entities" formerly Statement of Financial Accounting Standard ("SFAS") No. 7 "Accounting and Reporting for Enterprises in the Development Stage". The Company's office is located in Australia and Hong Kong, China and its principal business will include trading of electronic components, recycling scrap and electronic Printed Circuit Boards ("PCB"), and the establishment of recycling operations in Asia and in the USA.

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

As of December 31, 2012, the Company has generated modest revenue of $11,295 and has incurred an accumulated deficit since inception totaling $ 253,873 at December 31, 2012 and its current liabilities exceed its current assets by $216,773. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern.

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2012

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

Principles of Consolidation

The consolidated financial statements for the period ended December 31, 201 2 include the financial statements of the Company and its wholly owned subsidiary Oakridge (Hong Kong) Corporation Limited (formerly known as "Showing Limited"). The results of subsidiary acquired or sold during the period are consolidated from their effective dates of acquisition or through their effective dates of disposition, respectively.

All significant inter-company transactions and balances have been eliminated on consolidation.
	Place of	Attributable
Name of Company	Incorporation	Interest

Oakridge (Hong Kong) Corporation Limited *	Hong Kong	100%

* Held through declaration of trust by our Director.

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2012

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

FOR THE SIX MONTHS ENDED DECEMBER 31, 2012

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

FOR THE SIX MONTHS ENDED DECEMBER 31, 2012

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

FOR THE SIX MONTHS ENDED DECEMBER 31, 2012

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

FOR THE SIX MONTHS ENDED DECEMBER 31, 2012

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

FOR THE SIX MONTHS ENDED DECEMBER 31, 2012

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

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2012

(UNAUDITED)
(Stated in US Dollars)
4.	COMMON STOCK
As of December 31, 2012, the Company has 75,000,000 shares authorized and 6,510,000 shares issued and outstanding.
5.	RELATED COMPANY TRANSACTIONS
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

No provision was made for income tax for the period from October 31, 2007 (Inception) to December 31, 2012 as the Company and its subsidiary had operating losses. For the period from October 31, 2007 (Inception) to December 31, 2012, the Company and its subsidiary incurred net operating losses for tax purposes of approximately $226,172 and $3,422 , respectively. Total net operating losses carried forward at December 31, 2012, (i) for Federal and State purposes were $226,172 and $ 226,172, respectively and (ii) for its entities outside of the United States were $3,422 for the period from October 31, 2007 (Inception) to December 31 , 2012. The net operating loss carry-forward may be used to reduce taxable income through the year 2026. The availability of the Company's net operating loss carry-forwards is subject to limitation if there is a 50% or more change in the ownership of the Company's stock.

There was no significant difference between reportable income tax and statutory income tax. The gross deferred tax asset balance as of December 31, 2012 was approximately $34,490 of which $33,925 was for US federal income tax and $565 was for Hong Kong income tax. A 100% valuation allowance has been established against the deferred tax asset, as the utilization of the loss carry-forwards cannot reasonably be assured.

As reconciliation between the income taxes computed at the United States and Hong Kong statutory rate and the Group's provision for income taxes is as follows:

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)

FOR THE SIX MONTHS ENDED DECEMBER 31, 2012

(UNAUDITED)
(Stated in US Dollars)
6.	INCOME TAXES (Continued)
As reconciliation between the income taxes computed at the United States and the Company's provision for income taxes is as follows:
December 31, 2012
$
United States federal income tax rate	15%
Valuation allowance-US federal income tax	(15%)

Provision for income tax	-

Hong Kong statutory rate	16.5%
Valuation allowance -Hong Kong Rate	(16.5%)

Provision for income tax	-

The Company did not have any interest and penalty recognized in the income statements for the three months ended December 31, 2012 and year ended June 30, 2012 and 2011 or balance sheet as of December 31, 2012 and June 30, 2012 and 2011. The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months. The Company's 2009, 2010, 2011 and 2012 U.S. Corporation Income Tax Return are subject to U.S. Internal Revenue Service examination.

7.	SUBSEQUENT EVENTS

The Company has evaluated all other subsequent events through February 8, 2013 the date of these financial statements and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.

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

Critical Accounting Policy and Estimates

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended December 31, 2012.

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

We are a development stage company that has generated modest revenues of $11,295 from operations since our incorporation on October 31, 2007 to December 31, 2012. We have incurred losses since our inception.

For the three months ended December 31, 2012, we did not earn any revenue. During the period just ended, the Group focused on raising funding for the waste packaging system, and developing a business model for the recycling technology, with a focus on the environmental services in Australia.  For this quarter ended, the Company was not successful in raising any capital.

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

Employees

As of December 31, 2012, we had 2 staff in the Company. Subject to financing, in the next 12 months, we plan to hire consultants in Hong Kong and China to undertake and implement the operational plans.

Results of Operations

FOR THE THREE MONTHS AND SIX MONTHS PERIOD ENDED DECEMBER 31, 2012, THE THREE MONTH AND SIX MONTHS PERIOD ENDED DECEMBER 31, 2011 AND FOR THE PERIOD FROM OCTOBER 31, 2007 (INCEPTION) TO DECEMBER 31, 2012

REVENUES

The Company realized no revenue, no cost of revenue and no gross profit for the three month period ended December 31, 2012. We hope to generate additional revenue when we receive more contracts.

The Company realized no revenue, no cost of revenue and no gross profit for the three month period ended December 31, 2011. We hope to generate additional revenue when we receive more contracts.

The Company realized no revenue, no cost of revenue and no gross profit for the six month period ended December 31, 2012. We hope to generate additional revenue when we receive more contracts.

The Company realized no revenue, no cost of revenue and no gross profit for the six month period ended December 31, 2011. We hope to generate additional revenue when we receive more contracts.

For the period from October 31, 2007 (date of inception) to December 31, 2012, the Company realized revenue of $11,295, incurred a cost of revenue of $10,821 and achieved a gross profit of $474.

OPERATING EXPENSES

For the three months period ended December 31, 2012, we had no gross profit and our total operating expenses were $66,929, all of which were selling, general and administrative expenses. Our net loss to our shareholders for the three month period ended December 31, 2012 was $66,929.

For the three months period ended December 31, 2011, we had no gross profit and our total operating expenses were $950, all of which were selling, general and administrative expenses. Our net loss to our shareholders for the three month period ended December 31, 2011 was $950.

For the six months period ended December 31, 2012, we had no gross profit and our total operating expenses were $ 134,587, all of which were selling, general and administrative expenses. Our net loss to our shareholders for the three month period ended December 31, 2012 was $134,587.

For the six months period ended December 31, 2011, we had no gross profit and our total operating expenses were $ 1,900, all of which were selling, general and administrative expenses. Our net loss to our shareholders for the three month period ended December 31, 2011 was $1,900.

For the period from October 31, 2007 (date of inception) to December 31, 2012, the accumulated gross profit was $474, the total operating expenses were $254,946 which were all selling, general and administrative expenses, and we had a gain on disposal of subsidiary of $2,279 and a $1,680 in interest expense, resulting in an accumulated net loss to our shareholders of $253,873.

Liquidity and Capital Resources
We do not have sufficient resources to accomplish our business plans. As of December 31, 2012, we had $117 in cash.

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

Going Concern Consideration

The Company is a development stage company and has commenced operations. The Company had realized no revenue and incurred a net loss of $134,587 for the six months ended December 31, 2012 and an accumulated net loss of $253,873 for the period from October 31, 2007 (inception) to December 31, 2012. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in emerging markets and the competitive environment in which the Company operates. The Company is pursuing financing for its operations. In addition the Company has commenced operations to earn revenues. Failure to secure such financing, to raise additional equity capital and to earn revenue may result in the Company depleting its available funds and not being able to pay its obligations. These consolidated financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Our management, with the participation of its CEO and President, assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of The Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment under such criteria, management concluded that our internal controls over financial reporting were not effective as of December 31, 2012 due to control deficiencies that constituted material weaknesses. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the year ended December 31, 2012 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

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
Dated: February 8, 2013
OAKRIDGE INTERNATIONAL CORPORATION

By:	/s/ Herbert Ying Chiu Lee
Name:	Herbert Ying Chiu Lee
Title:	President, Director & Chief Executive Officer

By:	/s/ Con Unerkov
Name:	Con Unerkov
Title:	Treasurer, Secretary, Director & Chief Financial Officer