Form 10-Q
period 2013-03-31
OAKRIDGE INTERNATIONAL CORP
filed 2013-05-15
CIK 1439724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10 - Q

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from [] to []

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

Yes [ x ] No[ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act. (check one)

Large Accelerated Filer [ ] Accelerated Filer []Non-Accelerated Filer [] Smaller Reporting Company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes[ x ] No[ ]

The number of common equity shares outstanding as of March 31, 2013 was 6,510,000 shares of Common Stock, $0.001 par value.

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheet- March 31, 2013 (Unaudited)	2

	Consolidated Statements of Operations- Three Months and Nine Months ended March 31, 2013, Three Months and Nine Months ended March 31, 2012, and from October 31, 2007 (Inception) to March 31, 2013 (Unaudited)	3

	Consolidated Statement of Stockholders' Equity - From October 31, 2007 (Inception) to March 31, 2013 (Unaudited)	4

	Consolidated Statements of Cash Flows- Nine Months ended March 31, 2013, Nine Months ended March 31, 2012, and from October 31, 2007 (Inception) to March 31, 2013 (Unaudited)	5

	Notes to Consolidated Financial Statements	6-15

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16-21

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	22

Item 4.	Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1	Legal Proceedings	24

Item 1A	Risk Factors	24

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3	Defaults Upon Senior Securities	24

Item 4	Mine Safety Disclosures	24

Item 5	Other Information	24

Item 6.	Exhibits	24

SIGNATURES		25

PART I - FINANCIAL INFORMATION

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
AS AT MARCH 31, 2013
(UNAUDITED)
	Note	March 31 2013	June 30 2012
		US$	US$
		(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents		7,031	117
Prepaid expenses		300	-

Total assets		7,331	117

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued expenses		3,000	9,650
Other payable		-	22,524
Amount due to director		8,799	129
Amount due to related companies		220,411	50,000

Total current liabilities		232,210	82,303

Stockholders' equity:
Common stock, $0.001 par value, 75,000,000 shares authorized; 6,510,000 shares issued and outstanding	4	6,510	6,510
Additional paid up capital	4	30,590	30,590
Deficit accumulated during the development stage		(261,979)	(119,286)

Total stockholders' deficit		(224,879)	(82,186)

Total liabilities and stockholders' equity		7,331	117

See accompanying notes to the financial statements

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2013, THREE MONTHS AND NINE MONHTS ENDED MARCH 31, 2012, AND FROM OCTOBER 31, 2007 (INCEPTION) TO MARCH 31, 2013
(UNAUDITED)
					For the Period
	For the Three	For the Three	For the Nine	For the Nine	from October 31,
	Months Ended	Months Ended	Months Ended	Months Ended	2007 (Inception)
	March 31	March 31	March 31	March 31	to March 31
	2013	2012	2013	2012	2013
	US$	US$	US$	US$	US$

Net revenues	-	-	-	-	11,295
Cost of revenues	-	-	-	-	10,821

Gross profits	-	-	-	-	474

Other general and administrative expenses	8,106	1,323	142,693	3,223	263,052

Loss from operations	(8,106)	(1,323)	(142,693)	(3,223)	(262,578)

Other Income: Gain on disposal of subsidiary	-	2,279	-	2,279	2,279

Other expenses
Interest	-	-	-	-	(1,680)

Net (loss) / income	(8,106)	956	(142,693)	(944)	(261,979)

Weighted average basic and diluted shares outstanding	6,510,000	6,510,000	6,510,000	6,510,000	5,994,525

Loss per share - basic and diluted* (US$)	(0.00)	(0.00)	(0.00)	(0.00)	(0.01)

*Basic and diluted weighted average number of shares is the same since the Company does not have any dilutive securities
See accompanying notes to the financial statements

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM OCTOBER 31, 2007 (INCEPTION) TO MARCH 31, 2013
(UNAUDITED)
				Deficit
				accumulated
			Additional	during the	Total
	Common stock		paid-in	development	stockholders'
	Shares	Amount	capital	stage	deficit
		US$	US$	US$	US$

Balance at October 31, 2007 (inception)	-	-	-	-	-

Issuance of founder shares for cash at $0.001 per share - November 30, 2007	4,500,000	4,500	-	-	4,500

Sale of shares for cash at $0.01 per share - March, 2008	760,000	760	6,840	-	7,600

Net loss	-	-	-	(6,142)	(6,142)

Balance at June 30, 2008	5,260,000	5,260	6,840	(6,142)	5,958

Net loss	-	-	-	(38,689)	(38,689)

Balance at June 30, 2009	5,260,000	5,260	6,840	(44,831)	(32,731)

Issuance of shares for services at $0.02 per share - July 17, 2009	1,250,000	1,250	23,750	-	25,000

Net loss	-	-	-	(11,549)	(11,549)

Balance at June 30, 2010	6,510,000	6,510	30,590	(56,380)	(19,280)

Net loss	-	-	-	(9,923)	(9,923)

Balance at June 30, 2011	6,510,000	6,510	30,590	(66,303)	(29,203)

Net loss	-	-	-	(52,983)	(52,983)

Balance at June 30, 2012	6,510,000	6,510	30,590	(119,286)	(82,186)

Net loss	-	-	-	(142,693)	(142,693)

Balance at March 31, 2013	6,510,000	6,510	30,590	(261,979)	(224,879)

See accompanying notes to the financial statements

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2013, THE NINE MONTHS ENDED MARCH 31, 2012 AND FROM OCTOBER 31, 2007 (INCEPTION) TO MARCH 31, 2013
(UNAUDITED)
			For the Period
	For the Nine	For the Nine	from October 31, 2007
	Months Ended	Months Ended	(Inception) to
	March 31, 2013	March 31, 2012	March 31, 2013
	US$	US$	US$

Cash Flows from Operating Activities:
Net Loss	(142,693)	(944)	(261,979)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Common Stock Issuance for Services	-	-	25,000
Changes in Assets and Liabilities:	-	-	-
Increase in Prepaid Expenses	(300)	-	(300)
(Decrease) / Increase in Accrued Expenses	(6,650)	(4,509)	3,000
(Decrease) / Increase in Other Payable	(22,524)	16,810	-
Increase in Amount due to related companies	170,411	-	220,411
Increase / (Decrease) in Amount due to director	8,670	(11,680)	8,799

Net Cash Provided by / (Used in) Operating Activities	6,914	(323)	(5,069)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock	-	-	12,100

Net Cash Provided by Financing Activities	-	-	12,100

Increase / (Decrease) in Cash	6,914	(323)	7,031

Cash - Beginning of Period	117	440	-

Cash - End of Period	7,031	117	7,031

Supplemental Disclosures of Cash Flow Information:
Interest Paid	-	-	1,680

Income Taxes Paid	-	-	-

See accompanying notes to the financial statements

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

Oakridge International Corporation (the "Company") is a Nevada corporation, incorporated on October 31, 2007. The Company is currently a development stage enterprise, as defined by Accounting Standards Codification ASC 915 "Development Stage Entities" formerly Statement of Financial Accounting Standard ("SFAS") No. 7 "Accounting and Reporting for Enterprises in the Development Stage". The Company's office is located in Australia and Hong Kong, China and its principal business will include trading of electronic components,development in electronic products and devices, recycling scrap and electronic Printed Circuit Boards ("PCB"), and the establishment of recycling operations in Asia.

On March 25, 2008, the Company commenced its operations in the recycling business by entering into a non-exclusive contract to license a proprietary PCB recycling license technology and has begun the evaluation of this technology. In October 2009, the technology agreement expired.

The Company has evaluated other recycling technologies and has determined that it would take too much resources to start the recycling business and instead it will focus on trading of electronic materials, components and PCBs, and the development in electronic product and devices.

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

As of March 31, 2013, the Company has generated modest revenue of $11,295 and has incurred an accumulated deficit since inception totaling $ 261,979 at March 31, 2013 and its current liabilities exceed its current assets by $224,879. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern.

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

Principles of Consolidation

The consolidated financial statements for the period ended March 31, 2013 include the financial statements of the Company and its wholly owned subsidiary Oakridge (Hong Kong) Corporation Limited (formerly known as "Showing Limited"). The results of subsidiary acquired or sold during the period are consolidated from their effective dates of acquisition or through their effective dates of disposition, respectively.

All significant inter-company transactions and balances have been eliminated on consolidation.
	Place of	Attributable
Name of Company	Incorporation	Interest

Oakridge (Hong Kong) Corporation Limited	Hong Kong	100%

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS (CONTINUED)
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

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

4.	COMMON STOCK
As of March 31, 2013, the Company has 75,000,000 shares authorized and 6,510,000 shares issued and outstanding.
5.	RELATED COMPANY TRANSACTIONS
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

No provision was made for income tax for the period from October 31, 2007 (Inception) to March 31, 2013 as the Company and its subsidiary had operating losses. For the period from October 31, 2007 (Inception) to March 31, 2013, the Company and its subsidiary incurred net operating losses for tax purposes of approximately $251,301 and $10,678, respectively. Total net operating losses carried forward at March 31, 2013, (i) for Federal and State purposes were $251,301 and $251,301, respectively and (ii) for its entities outside of the United States were $10,678 for the period from October 31, 2007 (Inception) to March 31, 2013. The net operating loss carry-forward may be used to reduce taxable income through the year 2026. The availability of the Company's net operating loss carry-forwards is subject to limitation if there is a 50% or more change in the ownership of the Company's stock.

There was no significant difference between reportable income tax and statutory income tax. The gross deferred tax asset balance as of March 31, 2013 was approximately $39,457 of which $37,695 was for US federal income tax and $1,762 was for Hong Kong income tax. A 100% valuation allowance has been established against the deferred tax asset, as the utilization of the loss carry-forwards cannot reasonably be assured.

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
March 31, 2013
$
United States federal income tax rate	15%
Valuation allowance-US federal income tax	(15%)

Provision for income tax	-

Hong Kong statutory rate	16.5%
Valuation allowance -Hong Kong Rate	(16.5%)

Provision for income tax	-

The Company did not have any interest and penalty recognized in the income statements for the three months ended March 31, 2013 and year ended June 30, 2012 and 2011 or balance sheet as of March 31, 2013 and June 30, 2012 and 2011. The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months. The Company's 2009, 2010, 2011 and 2012 U.S. Corporation Income Tax Return are subject to U.S. Internal Revenue Service examination.

7.	SUBSEQUENT EVENTS

The Company has evaluated all other subsequent events through May 15, 2013 the date of these financial statements and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.

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

Critical Accounting Policy and Estimates

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended March 31, 2013.

Operation Overview
Business of the Issuer

Oakridge International Corporation is now engaged in the business of trading in electronics components and products, and of providing development services for electronics products and devices. The Company was originally planned to be engaged in the environmental services business focusing on waste management, trading and recovering raw materials from electronic printed circuit boards. However due to the capital investment required for starting the environmental services is prohibitively high and our lack of access to recoverable technology, it is not feasible for the Company to pursue this business at this time. Therefore the Company cease the environmental business but focus on the trading of electronics components and products, and provision of development services for electronic product and devices.

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

In May 2011, the Group received a Letter of Authorization to appoint the Company as an official reseller for a waste packing system in China for until the end of 2011. However we were not successful in the fund raising and the Letter of Authorization expired.

In the quarter just ended, the management reviewed the operation and the direction of the Company. Given the resources necessary to start the environmental services operation would require significant capital resources and technology support, it would not be feasible to pursue such a strategy until the Company has a stronger balance sheet and can acquire the technology know how. Therefore the management has determined to cease the environmental services and instead focus on electronic trading and development services for electronic products and devices. The Company will seek to invest in synergistic businesses complementary to our electronics operation. One such business is media and advertising on digital displays platform which the Company is in discussion with a few parties.

During this quartered ended, the Company has recruited 4 engineers/technicians to start the business of developing services for electronic products and devices. The first project is an android TV remote to which the Company is providing pre-manufacturing technical services for testing and compliance services for the product. We hope to complete the services and bring in revenue in this upcoming quarter.

In the coming quarter, we intend to raise some capital and to hire a few more engineers/technicians for our electronic product services business.

We are a development stage company that has generated modest revenues of $11,295 from operations since our incorporation on October 31, 2007 to March 31, 2013. We have incurred losses since our inception.

For the three months ended March 31, 2013, we did not earn any revenue.

During the period just ended, the Group focused on setting up the team for the new electronic products services business and raising funding forthis business. For this quarter ended the Company received some funding support to start the new business operations.The Company intends to raise capital funding in the next quarter.

On October 18, 2012 the Company received approval from the Financial Industry Regulatory Authority that it has cleared its common stock for quotation on the OTC Bulletin Board. The Company's stock will trade under the symbol OAKO on the OTC Bulletin Board.

Summary of Our Plans
To implement our business plan, apart from additional financing, we will need to negotiate and secure contracts with acceptable terms for:
*	Trading in electronic components
*	Sourcing distributorships of electronicproducts or devices for marketing and sales opportunities
*	Sourcing development services contracts for electronic products and devices.
Products and Services

We plan to continue with the trading of electronic components and products by focusing on factories located in Southern China. We believe that through the relationships of our director who has many relationships with factories with factories in the electronic manufacturing we can have trading opportunities

We will provide development services for electronic products and devices by having our technical staff test the final phase of a products prior to final commercialization. Our staff will review and analyse the products for final technical testing and provide input on improvement of a product.

The Company is also seeking distributorship in an Android TV remote from a company owned and controlled by our shareholders. This Android TV remote turns a normal TV into an Android device allowing the TV to surf the internet, watch videos from the internet and display photos, news and all other applications from the internet onto your TV. The Company is in discussion on a distributorship of this product and hope to have an agreement by the end of May 2013.

Marketand Competition

The market for electronic trading is very large in Southern China where many of the electronic factories are located. The competition in this market is very fierce as there are many sourcing agents operating in Southern China. However we believe that we still have a niche market with our knowledge of the electronics market and our connections to the factories that we can get business opportunities.

The Android TV remote can turn a TV into an Android device. The market for such a devices for each household with a TV. The devices will allow users to surf the internet on their TVs. It will also allow the sharing of contents from their phone to the TVs to allow a multiple users to view the content using the same Android apps for the phone and the TVs. There are other products out in the market place and we believe that there is a growing market for these devices for each household.

Twelve Months Operating Plan

Over the next twelve months, our operating plan will be focused on two main areas: financing and identifyingproducts and or technologies for distributorship. Each of the two areas will be developed on its own path depending on the progress made and the amount of capital available.

Financing

Our financial plans involve getting sufficient funding to continue trading in electronic components and working capital for identifying products for distributorships. These two initiatives are independent, and require separate strategy. The trading of the electronic components requires funding of about US$500,000 to buy electronic components and selling to our customers. The working capital funding is expected to be US$250,000for product distribution. We will seek to raise development, operation and expansion funds for the next twelve months by equity offering for at least US$750,000 to support these plans. The raising of the funds may come in stages but we will evaluate the amount of capital raised to support rolling out our business initially in product distribution if we raise less than USD500,000. We hope to be able to sell our shares to investors or to attract investors on the Over-the-counter Bulletin Board quotation services. In addition, management is seeking strategic investors and partners to execute the operational plan as set out in this section.

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

Employees

As of March 31, 2013, we had 4 full time staff and two part time staff in the Company. Subject to financing, in the next 12 months, we plan to hire additional staff and consultants in Hong Kong and China to undertake and implement the operational plans.

Results of Operations
FOR THE THREE MONTHS AND NINE MONTHS PERIOD ENDED MARCH 31, 2013, THE THREE MONTH AND NINE MONTHS PERIOD ENDED MARCH 31, 2012 AND FOR THE PERIOD FROM OCTOBER 31, 2007 (INCEPTION) TO MARCH 31, 2013
REVENUES

The Company realized no revenue, no cost of revenue and no gross profit for the three month period ended March 31, 2013. We hope to generate revenue when we receive contracts.

The Company realized no revenue, no cost of revenue and no gross profit for the three month period ended March 31, 2012. We hope to generate revenue when we receive contracts.

The Company realized no revenue, no cost of revenue and no gross profit for the nine month period ended March 31, 2013. We hope to generate revenue when we receive contracts.

The Company realized no revenue, no cost of revenue and no gross profit for the nine month period ended March 31, 2012. We hope to generate revenue when we receive contracts.

For the period from October 31, 2007 (date of inception) to March 31, 2013, the Company realized revenue of $11,295, incurred a cost of revenue of $10,821 and achieved a gross profit of $474.

OPERATING EXPENSES

For the three months period ended March 31, 2013, we had no gross profit and our total operating expenses were $8,106, all of which were selling, general and administrative expenses. Our net loss to our shareholders for the three month period ended March 31, 2013 was $8,106.

For the three months period ended March 31, 2012, we had no gross profit and our total operating expenses were $1,323, all of which were selling, general and administrative expenses and we had a gain on disposal of subsidiary of $2,279. Our net profit to our shareholders for the three month period ended March 31, 2012 was $956.

For the nine months period ended March 31, 2013, we had no gross profit and our total operating expenses were $142,693, all of which were selling, general and administrative expenses. Our net loss to our shareholders for the nine month period ended March 31, 2013 was $142,693.

For the nine months period ended March 31, 2012, we had no gross profit and our total operating expenses were $3,223, all of which were selling, general and administrative expenses and we had a gain on disposal of subsidiary of $2,279. Our net loss to our shareholders for the nine month period ended March 31, 2012 was $944.

For the period from October 31, 2007 (date of inception) to March 31, 2013, the accumulated gross profit was $474, the total operating expenses were $263,052 which were all selling, general and administrative expenses, and we had a gain on disposal of subsidiary of $2,279 and a $1,680 in interest expense, resulting in an accumulated net loss to our shareholders of $261,979.

Liquidity and Capital Resources
We do not have sufficient resources to accomplish our business plans. As of March 31, 2013, we had $7,031 in cash.

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

Going Concern Consideration

The Company is a development stage company and has commenced operations. The Company had realized no revenue and incurred a net loss of $142,693 for the nine months ended March 31, 2013 and an accumulated net loss of $261,979 for the period from October 31, 2007 (inception) to March 31, 2013. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in emerging markets and the competitive environment in which the Company operates. The Company is pursuing financing for its operations. In addition the Company has commenced operations to earn revenues. Failure to secure such financing, to raise additional equity capital and to earn revenue may result in the Company depleting its available funds and not being able to pay its obligations. These consolidated financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Our management, with the participation of its CEO and President, assessed the effectiveness of our internal control over financial reporting as of March 31, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of The Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment under such criteria, management concluded that our internal controls over financial reporting were not effective as of March 31, 2013 due to control deficiencies that constituted material weaknesses. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the period ended March 31, 2013 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

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
Dated: May 15, 2013
OAKRIDGE INTERNATIONAL CORPORATION

By:	/s/ Herbert Ying Chiu Lee
Name:	Herbert Ying Chiu Lee
Title:	President, Director & Chief Executive Officer

By:	/s/ Con Unerkov
Name:	Con Unerkov
Title:	Treasurer, Secretary, Director & Chief Financial Officer