Form 10-K
period 2013-06-30
OAKRIDGE INTERNATIONAL CORP
filed 2013-10-15
CIK 1439724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10 - K

[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2013
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

Tel: +61 8 8120 0248     Fax: + 61 8 8312 0248
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

Yes [ x ]    No [    ]

On September 25, 2013, the number of shares held by non-affiliates of the registrant was 710,000 shares of common stock. There is no calculation on the aggregate market value of the voting stock held by non-affiliates at the moment, as the Company's shares have not yet traded on the Over-the-counter Bulletin Board.

Solely for the purpose of this calculation, shares held by directors and officers of the registrant have been excluded. Such exclusion should not be deemed a determination or an admission by registrant that such individuals are, in fact, affiliates of the registrant.

The number of common equity shares outstanding as of October 14, 2013 was 6,510,000 shares of Common Stock, $0.001 par value.
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

PART IV
ITEM 15	Exhibits, Financial Statement Schedules	22

SIGNATURES		23

PART I
ITEM 1. BUSINESS.
Operation Overview
Business of the Issuer

Oakridge International Corporation was an environmental services company planning to engage in the business of waste management, trading and recovering raw materials from electronic printed circuit boards and other electronic products and components. Our plan was to own facilities in Australia and or Hong Kong for the waste management and recovering of raw materials from electronic printed circuit boards and other electronic products and components. However due to the capital requirement to roll out this business, the management of the Company has determined to focus on the sourcing, marketing and trading of consumer electronics products which requires less capital. The Company will review its environmental services business when the Company has adequate resources to pursue this business.

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

We are a development stage company that has generated modest revenues of $11,295 from operations since our incorporation on October 31, 2007 to June 30, 2013. We have incurred losses since our inception.

For the year ended June 30, 2013, we did not earn any revenue. During the first half of the fiscal year just ended, the Group focused on trading of raw materials from PCB factories and electronic components, and developing a business model for the recycling technology. In April 2013, the Company determined to focus more on the sourcing, marketing and trading of consumer electronics business and hired 4 staff to commence this business in Hong Kong. A summary of our future plans is described below.

General

The Company intends to source, imports, markets, sells a variety of consumer electronic products to international markets under our own brand names or under our customers’ brand names. The intended products include 4K TVs, 3D TVs, mobile devices, computer monitors, computer accessories products such as thumb drives, computer mouse, etc.

The Company intends to work with design house to secure innovative products for marketing and distribution in the international markets.

The Company further intends to try to secure by either acquisition or through licensing programs, international brands for our high end electronic products.

Build Up of Future Operational Infrastructure

The Company believes it should build up its business operations so that it will possess an advantage over its competitors due to the combination of: i) having a recognition brand ii) company sourcing of innovative products from design house iii) an infrastructure with experienced personnel in servicing and providing logistic support for mass merchant channels.

The Company intends to build up its core competencies in sourcing innovative designs and products to offer a broad variety of current and new consumer electronic products to customers. In addition, the Company intends to enter into brand licensing arrangements to use trade names and trademarks on products to earn higher profit margin on the products. The Company will seek to enter into distribution agreements that leverage the branded products and utilize the logistical and sourcing infrastructures for products that are more efficiently marketed through these agreements. The Company intends to evaluate potential licenses and distribution agreements.

The Company’s new core business will consists of selling, distributing, and licensing various low to high priced consumer electronic products in various categories. It is planned that a substantial portion of the Company’s marketing and sales efforts are concentrated in the Asia Pacific and Europe region, although we also sell our products in certain other international regions.

Marketing and Growth Strategy

The Company believes growth opportunities exist through the implementation of the following:

  *  source innovative consumer electronic products by securing product designs

  *  create distribution channels for customers offering branded products;

  *  focus on penetration into the markets with multiple branded products offered and sold;

  *  expansion of the Company’s customer base in the Asia Pacific region through our contacts and relationship of our directors and outside sales representative organizations;

  *  development of the Company’s direct to consumer sales channel, primarily through the development of our website; and

  *  expansion through strategic mergers with and acquisitions of other businesses.

A principal component of the Company’s growth strategy is to build a global recognition of its sourcing services, and brand names and reputation for quality and cost competitive products to aggressively promote its products within its targeted markets. The Company believes that it will be able to compete more effectively by applying innovative approaches to its product lines and augmenting its product lines with complementary products. The Company intends to pursue such plans either independently or through relationships with other companies as well as license arrangements, distributorship agreements and joint ventures.

Summary of Our Plans
To implement our business plan, apart from additional financing, we will need to negotiate and secure contracts with acceptable terms for:
*	Sourcing of innovative and competitive electronic products from design houses
*	Securing reliable and quality manufacturers
*	Securing customers for our products
*	Securing and entering into brands and licensing arrangements

Competition

The Company will compete in the all priced sector of the consumer electronics market. We estimate that the Company has several dozen competitors that are manufacturers and/or distributors, many of which are much larger and have greater financial resources than the Company. The Company competes primarily on the basis of:

*	reliability
*	quality
*	price
*	design
*	quality of service and support provided to retailers and their customers
Product Liabilities and Insurance

Due to the nature of the consumer electronic products we intend to sell, the Company will periodically subject to product liability claims resulting from personal injuries. The Company may also become involved in various lawsuits incidental to its business.

The Company intends to take out insurance coverage for its products and business operations, however, any claims substantially in excess of the Company’s insurance coverage, or any substantial claim not covered by insurance, would have a material adverse effect on the Company’s financial condition and results of operations.

Warranties

The Company intends to offer limited warranties for its consumer electronics products, comparable to those offered to consumers by the Company’s competitors and or offered from the manufacturer, depending on the products and terms of sales. Such warranties typically consist of a one year period, under which the Company pays for labor and parts, or offers a new or similar unit in exchange for a non-performing unit.

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

During the period from inception on October 31, 2007 through June 30, 2013, we incurred net losses of approximately $288,253. In November 2008, the Company sold scrap PCBs for $11,295 for a net profit of $474. Our future success is dependent on our ability to trade consumer electronics products. The success of the business will depend upon a number of factors including but not limited to sourcing of innovative design of consumer electronics products with both branded and OEM products for our customers. None of these factors is demonstrated by our historic performance to date and there is no assurance we will be able to accomplish them in order to sustain our operations. We may never develop profitable operations. As a result, there is no assurance of future successful performance of our business.

Our financial condition raises substantial doubt about our ability to continue as a going concern. You will be unable to determine whether we will ever become profitable.

Our independent auditors have indicated in their audit report for the period ended at June 30, 2013 that there is substantial doubt about our ability to continue as a going concern over the next twelve months. Our poor financial condition could inhibit our ability to achieve our business plan and therefore an investor cannot determine if we will ever become profitable.

If we do not obtain additional financing, our business will fail.

We have determined our current operating funds are not sufficient to complete our intended business objectives. As of June 30, 2013, we had cash on hand in the amount of $10,913. We will need to raise additional capital in order to cover the costs of implementing our business plan. We estimate that we will need to raise $2.0 million to fully execute our operating plan. For the next 12 months, we will require a minimum of $25,000 to pay for the ongoing corporate costs of annual filing fees, audit, accounting, and office related cost. We do not currently have any arrangements for financing and may not be able to find such financing if required. We currently do not have any significant operations and we have had modest revenue. Our President, Dr. Herbert Ying Chiu Lee, has indicated that he is prepared to lend to the Company up to $25,000 to cover our operating costs over the next 12 months, but there are no formal arrangements in this regard. He is not legally obligated to loan funds to the Company. There is no guarantee that we will receive such loans.

If we are not able to obtain agreements with suppliers of consumer electronics, our business will fail.

We have not entered into formal agreements with any entity to consumer electronic products. Even if we are able to reach an agreement with a manufacturer, we may not be able to obtain the financing necessary to purchase the products. If we are unable to source consumer electronic products at a competitive market price, our business will fail.

If we cannot find customers to purchase the consumer products from us on acceptable terms, we will not be able to establish our business and thus it will fail.

Even if we source consumer electronic products, we may not be able to secure customers on acceptable terms. Without customers purchasing our consumer electronic products, we will not be able to proceed with our business plan.
Our major shareholder owns 61.44% of our outstanding common stock, and he could exercise significant control over corporate decisions that may be disadvantageous to minority shareholders.

Dr. Herbert Ying Chiu Lee owns approximately 61.44% of the outstanding shares of our common stock. Accordingly, he will have a significant influence in determining the outcome of all corporate transactions, including mergers, consolidations, and the sale of all or substantially all of our assets. He will also have the power to influence a change in control. The interests of Dr. Lee may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

Because current management does not have any technical experience in the consumer electronics sector, our business has a higher risk of failure.

While management has experience in doing business in and with Australia and China, management does not have experience in the field of consumer electronics. As a result, we may not be able to recognize and take advantage of opportunities in the consumer electronics sector without the aid of additional employees or qualified consultants. In addition, management may not be fully aware of specific requirements necessary for the resale of the raw materials generated by our process. Therefore management's decisions and choices may adversely affect our operations and earnings, and our ultimate financial success may suffer irreparable harm as a result.

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

The ongoing services of Dr. Herbert Ying Chiu Lee and Mr. Con Unerkov cannot be assured and therefore may adversely affect the implementation of our business plan.

Dr. Lee, our CEO and Mr. Unerkov, our CFO, anticipate that during the next 12 months they will each devote approximately 10% and 15%, respectively, of their time to our business, also in an unpaid capacity. Dr Lee and Mr. Unerkov may not be able to devote the time necessary to our business to assure successful implementation of our business plan.

Our management decisions are made by Dr. Herbert Ying Chiu Lee and Mr. Con Unerkov; if we lose their services, our business may be adversely affected.

The success of our business is dependent upon the expertise of management. Because Dr. Lee and Mr. Unerkov are essential to our operations, you must rely on their management decisions. We have not obtained any key person life insurance relating to them. If we lose their services, we may not be able to hire and retain other management with comparable experience. As a result, the loss of their services could adversely affect our future revenues.

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

Our shares are quoted on the over-the-counter bulletin board. We will be required to remain current in our filings with the SEC in order for shares of our common stock to be eligible for quotation on the over-the-counter bulletin board. In the event that we become delinquent in our required filings with the SEC, quotation of our common stock will be terminated following a 30 day grace period if we do not make our required filing during that time. If our shares are not eligible for quotation on the over-the-counter bulletin board, investors in our common stock may find it difficult to sell their shares.

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

Our ability to find attractive manufacturers and customers for our products is based on the assumption that the Chinese economy will continue to grow. The PRC's economic growth has been uneven, both geographically and among various sectors of the economy. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall PRC economy, but may also have a negative effect on us, depending on the industry in which we engage in a business combination. For example, our financial condition and results of operations may be adversely affected by PRC government control over capital investments or changes in tax regulations that are applicable to potential target businesses and business combinations.

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

If political relations between the U.S. and the PRC weaken, it could make sale of our products less attractive to customers outside of the PRC.

The relationship between the United States and the PRC is subject to sudden fluctuation and periodic tension. Changes in political conditions in the PRC and changes in the state of Sino-U.S. relations are difficult to predict and could adversely affect our sourcing operations in China or cause our consumer electronic products to become less attractive to customers outside of the PRC. This could lead to a decline in our profitability and our stock price. Any weakening of relations between the U.S. and the PRC could have a material adverse effect on our operations.

If the PRC imposes restrictions to reduce inflation, future economic growth in the PRC could be severely curtailed which could lead to a significant decrease in our profitability.

While the economy of the PRC has experienced rapid growth, this growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in supply of money and rising inflation. In order to control inflation in the past, the PRC has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. If similar restrictions are imposed, it may lead to a slowing of economic growth and increase in cost structure for our manufacturers, leading to a decline in our profitability.

Because Chinese law may govern some of our material agreements for acquisition and sale of our products, we may not be able to enforce our rights within the PRC or elsewhere, which could result in a significant loss of business, business opportunities or capital.

Chinese law may govern some of our material agreements for acquisition and sale of our consumer electronic products, some or many of which could be with Chinese governmental agencies. We cannot assure you that we will be able to enforce any of our material agreements or that remedies will be available outside of the PRC. The Chinese legal system is similar to a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedential value. Although legislation in China over the past 25 years has significantly improved the protection afforded to various forms of foreign investment and contractual arrangements in China, these laws, regulations and legal requirements are relatively new and their interpretation and enforcement involve uncertainties, which could limit the legal protection available to us, and foreign investors, including you. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital and could have a material adverse impact on our operations.

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

We may pay the Chinese manufacturing companies with Chinese currency, the renminbi. We will be subject to increased risks relating to foreign currency exchange rate fluctuations that could have a material adverse affect on our business, financial condition and operating results. The value of renminbi against the United States dollar and other currencies may fluctuate and is affected by, among other things, changes in China's political and economic conditions. As we expect that some of our sales will be in China, any significant revaluation of the renminbi may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert United States dollars into renminbi for our operations, appreciation of renminbi against the United States dollar could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert our renminbi into United States dollars for other business purposes and the United States dollar appreciates against the renminbi, the United States dollar equivalent of the renminbi we convert would be reduced. The Chinese government recently announced that it is pegging the exchange rate of the renminbi against a number of currencies, rather than just the United States dollar. Fluctuations in the renminbi exchange rate could adversely affect our ability to operate our business.

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
We have one class of securities, Common Voting Equity Shares ("Common Stock"). Our Common Stock is quoted on the Over The Counter Bulletin Board.
Issuer's Repurchase Of Equity Securities
None.
Holders
On October 14, 2013, the Company had 48 holders of record of our Common Stock.
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

Twelve Months Operating Plan

Over the next twelve months, our operating plan will be focused on developing our operations in the sourcing of consumer electronic products. Initially we will recruit a sales and marketing team to source popular consumer electronic products and to identify suitable manufacturers for these products. Our marketing team will then try to match these products to our customers.

Our financial plan is to obtain sufficient funding for the trading and marketing services for consumer electronic products. The trading of the consumer electronic products requires funding of about US$1,000,000 to buy consumer electronics and selling to our customers. The working capital funding is expected to be US$350,000. We will seek to raise development and operation funds for the next twelve months by equity offering to support these plans. In addition, management is seeking strategic investors and partners to support our business.

Research and Development
Since incorporation, the Company has not embarked on any research and development program and has not incurred or is expecting to incur any such costs.
Costs and Effects of Compliance with Environmental Laws
We currently do not expect there will be any additional costs and effects of compliance with environmental laws in our current plan of operation.
Employees

As of September 25, 2013, we have 6 staff, including our two directors, in the Company. Subject to financing, in the next 12 months, we plan to hire consultants in Hong Kong and China to undertake and implement the operational plans.

Results of Operations
FOR THE YEAR ENDED JUNE 30, 2013 AND 2012 AND FOR THE PERIOD FROM OCTOBER 31, 2007 (INCEPTION) TO JUNE 30, 2013
REVENUES

For the years ended June 30, 2013 and 2012, the Company has realized no revenue and incurred no cost of revenue and no gross profit. We hope to generate additional revenue when we receive more contracts and as we continue to develop the business.

For the period from October 31, 2007 (date of inception) to June 30, 2013, the Company realized revenue of $11,295, incurred a cost of revenue of $10,851 and achieved a gross profit of $474.

OPERATING EXPENSES

For the years ended June 30, 2013 and 2012, the Company had incurred no gross profit and our total operating expenses were $168,967 and $55,262, respectively, all of which were selling, general and administrative expenses. Our net loss to our shareholders for the years ended June 30, 2013 and 2012 were $168,967 and $52,983, respectively.

For the period from October 31, 2007 (date of inception) to June 30, 2013, the accumulated gross profit was $474, and our total operating expenses were $291,006, all of which were selling, general and administrative expenses. We incurred a gain on disposal of subsidiary of $2,279, resulting in an accumulated net loss to our shareholders for the period ended June 30, 2013 was $288,253.

Liquidity and Capital Resources
We do not have sufficient resources to accomplish our business plans. As of June 30, 2013, we had $10,913 in cash.

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

Going Concern Consideration

The Company is a development stage company and has commenced operations. The Company had no revenue and incurred a net loss of $168,967 for the year ended June 30, 2013 and an accumulated net loss of $288,253 for the period from October 31, 2007 (inception) to June 30, 2013. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in emerging markets and the competitive environment in which the Company operates. The Company is pursuing financing for its operations. Failure to secure such financing, to raise additional equity capital and to earn revenue may result in the Company depleting its available funds and not being able to pay its obligations. These consolidated financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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
Consolidated Financial Statements
Please see page F-1 through F-11 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
There are no such reportable events.
ITEM 9A. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date (the "Evaluation Date") within ninety (90) days prior to the filing of our June 30, 2013 Form 10-K

Based upon that evaluation, our Management has concluded that, as of June 30, 2013, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic filings with the SEC.

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

Our management, with the participation of its CEO and President, assessed the effectiveness of our internal control over financial reporting as of June 30, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment under such criteria, management concluded that our internal controls over financial reporting were not effective as of June 30, 2013 due to control deficiencies that constituted material weaknesses. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified material weaknesses in our internal control over financial reporting. The material weaknesses consisted of inadequate staffing within the accounting operations of our Company. The small number of employees who are responsible for accounting functions (more specifically, one) prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. The limited personnel also does not allow for multiple levels of supervision and review.

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

Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the year ended June 30, 2013 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

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

ITEM 9B. OTHER INFORMATION.
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.
Our directors and executive officers are as follows:
Name	Age	Position
LEE Ying Chiu, Herbert	60	President, Director & Chief Executive Officer
Con UNERKOV	44	Treasurer, Secretary, Director & Chief Financial Officer

Dr. Lee received his Bachelor of Applied Science in structural engineering in 1977 from the University of British Columbia, B. C., Canada. He obtained his training in structural design in Hong Kong after his graduation. In 1982, he became a corporate member of the Institute of Structural Engineer (MIStructE.) and subsequently he obtained his Chartered Engineer title from the Engineering Council of the United Kingdom. His major study is technology management. After that he joined Hong Kong Polytechnic University as an engineering doctoral student conducting research in knowledge management discipline. His major research is organizing information through his newly developed semantic search engine. Dr. Lee has also been chosen by the Wuxi Government under its "530" Plan for the year 2011 for his innovation and business development capability. He is also the founding chair of Institute of Applications in Academia and Industry (IAAI), a worldwide community to untap innovative research applications and bridge the gap between theory and practice. In the past 5 years, Dr. Lee is the director and CEO of China Integrated Media Corporation Limited, a company incorporated on the Australia Stock Exchange together with a number of private companies.

Mr. Con Unerkov is an Australian based businessman and investor, with experience in the Finance, Media and Telecommunications markets in Australia, China and United States. Mr. Unerkov is a director of China Integrated Media Corporation Limited, a company listed on the Australian Stock Exchange together with a number of private and non-listed public companies. Mr. Unerkov is a graduate of the University of South Australia. In the past 5 years, Mr. Unerkov has been a director of China Media Group Corporation (Symbol CHMD) and in other capacity as officer of that company.

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
Our principal independent accountant is MaloneBailey, LLP.

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

SUMMARY COMPENSATION TABLE
Non-qualified
						Non-Equity	Deferred
	Year			Stock	Option	Incentive Plan	Compensation	All Other
Name and	Ended	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Principal Position	June 30	($)	($)	($)	($)	($)	($)	($)	($)
________________	________	______	_______	_______	______	____________	___________	____________	_____

Dr. Lee Ying Chiu,	2013	-	-	-	-	-	-	-	-
Herbert[1]	201 2	-	-	-	-	-	-	-	-

Mr. Con Unerkov[2]	2013	-	-	-	-	-	-	-	-
	2012	-	-	-	-	-	-	-	-

Mr. Xiong Xu3	2013	-	-	-	-	-	-	-	-
	2012	-	-	-	-	-	-	-	-

Mr. Sau Shan Ku4	2013	-	-	-	-	-	-	-	-
	2012	-	-	-	-	-	-	-	-
1.	Dr. Lee Ying Chiu, Herbert was appointed as our CEO, President and Director of the Company on July 18, 2012.
2.	Mr. Con Unerkov was appointed as our Director on May 4, 2012, as our CFO on May 18, 2012 and as our Treasurer and Secretary on July 18, 2012.
3.	Mr. Xiong Xu resigned as President and Chief Executive Officer and Director of Oakridge May 4, 2012.
4.	Mr. Sau Shan Ku resigned as Chairman, Treasurer, Secretary, Chief Executive Officer, and Director of Company on July 18, 2012.
Outstanding Equity Awards
The following table sets forth certain information concerning stock option awards granted to our executive officers and our director.

OUTSTANDING EQUITY AWARDS AT JUNE 30, 2013
OPTION AWARDS						STOCK AWARDS

Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested (#)

Dr. Lee Ying Chiu, Herbert[1]	-	-	-	-	-	-	-	-	-

Mr. Con Unerkov[2]	-	-	-	-	-	-	-	-	-

Mr. Xiong Xu3	-	-	-	-	-	-	-	-	-

Mr. Sau Shan Ku4	-	-	-	-	-	-	-	-	-
1.	Dr. Lee Ying Chiu, Herbert was appointed as our CEO, President and Director of the Company on July 18, 2012.
2.	Mr. Con Unerkov was appointed as our Director on May 4, 2012, as our CFO on May 18, 2012 and as our Treasurer and Secretary on July 18, 2012.
3.	Mr. Xiong Xu resigned as President and Chief Executive Officer and Director of Oakridge May 4, 2012.
4.	Mr. Sau Shan Ku resigned as Chairman, Treasurer, Secretary, Chief Executive Officer, and Director of Company on July 18, 2012.
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
DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Lee Ying Chiu, Herbert[1]	-	-	-	-	-	-	-
Con Unerkov[2]	-	-	-	-	-	-	-
Xiong Xu [3]	-	-	-	-	-	-	-
Sau Shan Ku4	-	-	-	-	-	-	-
1.	Dr. Lee Ying Chiu, Herbert was appointed as our CEO, President and Director of the Company on July 18, 2012.
2.	Mr. Con Unerkov was appointed our Director on May 4, 2012, as our CFO on May 18, 2012 and as our Treasurer and Secretary on July 18, 2012.
3.	Mr. Xiong Xu resigned as President and Chief Executive Officer and Director of Oakridge on May 4, 2012.
4.	Mr. Sau Shan Ku resigned as Chairman, Treasurer, Secretary, Chief Executive Officer, and Director of Oakridge on July 18, 2012.

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

Name	Security	Total Shares Owned	Percentage

Shuet Ping LEUNG of Block C, Flat 6, 30th Floor, Mount Lodge, Quarry Bay, Hong Kong	Common	1,800,000	27.65%

Ying Chiu Herbert LEE of 7/F., Siu On Centre, 188 Lockhart Road, Wanchai, Hong Kong	Common	4,000,000	61.44%

All executive officers and directors as a group [2 persons]	Common	4,000,000	61.44%

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 6,510,000 shares of common stock outstanding as of September 25, 2013.

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

*

On May 4, 2012, Mr. Xu tendered his resignation to all his positions in the Company, and on the same day sold all his 1,250,000 shares to Intek Solutions Pty. Limited ("Intek"), which is wholly owned by Mr. Con Unerkov, our current Director and CFO. On June 19, 2012 Intek sold all its shares in the Company to Mr. Shuet Ping Leung; and

*	On June 19, 2012 Mr. Sau Shan Ku sold all his shares to Dr. Herbert Ying Chiu Lee who became the new controlling shareholder of the Company.

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
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES. The aggregate fees billed in each of the fiscal years ended June 30, 2013 and 2012 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements as well as registration statement filings for those fiscal years were $4,000 and $3,500, respectively.

AUDIT-RELATED FEES. The aggregate fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under "Audit Fees" for fiscal years 2013 and 2012was nil.

TAX FEES. For the fiscal years ended June 30, 2013 and 2012, our principal accountants did not render any services for tax compliance, tax advice, and tax planning work.
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
Report of Independent Registered Public Accounting Firm - MaloneBailey, LLP.
Report of Independent Registered Public Accounting Firm - Albert Wong & Co. LLP.
Consolidated Financial Statements:
Consolidated Balance Sheets as of June 30, 2013 and 2012
Consolidated Statements of Operations for the years ended June 30, 2013 and 2012 and from October 31, 2007 (Inception) to June 30, 2013
Consolidated Statements of Stockholders' Deficit - From October 31, 2007 (Inception) to June 30, 2013.
Consolidated Statements of Cash Flows for the years ended June 30, 2013 and 2012 and from October 31, 2007 (Inception) to June 30, 2013.
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

/s/ Lee Ying Chiu, Herbert
---------------------------------------
Lee Ying Chiu, Herbert
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
By:	/s/ Lee Ying Chiu, Herbert	October 14, 2013
--------------------------------------------
Lee Ying Chiu, Herbert
Its:	CEO, President

By:	/s/ Con Unerkov
--------------------------------------------
Con Unerkov
Its:	Treasurer, Secretary, CFO

Oakridge International Corporation and Subsidiary
Consolidated Financial Statements
For the Years Ended June 30, 2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Oakridge International Corporation (a development stage company)
Adelaide, Australia

We have audited the accompanying consolidated balance sheet of Oakridge International Corporation and its subsidiary (a development stage company) (collectively, the "Company") as of June 30, 2013, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended June 30, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The statements of operations, stockholders’ deficit, and cash flows for the period from October 31, 2007 (inception) through June 30, 2012 were audited by other auditors whose report dated July 13, 2012 expressed an unqualified opinion, with an explanatory paragraph discussing the Company’s ability to continue as a going-concern. Our opinion on the statements of operations, stockholders’ deficit, and cash flows for the period from October 31, 2007 (inception) through June 30, 2013, insofar as it relates to amounts for prior periods through June 30, 2012, is based solely on the report of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oakridge International Corporation and its subsidiary as of June 30, 2013 and the results of their operations and their cash flows for the year then ended and from October 31, 2007 (Inception) to June 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a working capital deficit as of June 30, 2013 and has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas

October 14, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Oakridge International Corporation

We have audited the accompanying consolidated balance sheet of Oakridge International Corporation (the "Company") as of June 30, 2012, and the related consolidated statements of operations, stockholders' deficits and cash flows for the year ended June 30, 2012, and from October 31, 2007 (Inception) to June 30, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oakridge International Corporation as of June 30, 2012, and from October 31, 2007 (Inception) to June 30, 2012, and the results of its operations and its cash flows for the year then ended June 30, 2012, and from October 31, 2007 (inception) to June 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Albert Wong & Co. LLP
CERTIFIED PUBLIC ACCOUNTANTS
New York, New York

July 13, 2012

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2013 AND 2012

	June 30,	June 30,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$ 10,913	$ 117

Total assets	$ 10,913	$ 117

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accrued expenses	$ 4,651	$ 9,650
Amounts due to related parties	257,415	72,653

Total current liabilities	262,066	82,303

Stockholders' deficit:
Common stock, $0.001 par value, 75,000,000 shares authorized; 6,510,000 shares issued and outstanding	6,510	6,510
Additional paid-in capital	30,590	30,590
Deficit accumulated during the development stage	(288,253)	(119,286)

Total stockholders' deficit	(251,153)	(82,186)

Total liabilities and stockholders' deficit	$ 10,913	$ 117

See accompanying notes to the consolidated financial statements.

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012
AND FROM OCTOBER 31, 2007 (INCEPTION) TO JUNE 30, 2013

			October 31,
	Years Ended		2007 (Inception)
	June 30,		to June 30,
	2013	2012	2013

Net revenues	$ -	$ -	$ 11,295
Cost of revenues	-	-	10,821

Gross profit	-	-	474

General and administrative expenses	168,967	55,262	291,006

Loss from operations	(168,967)	(55,262)	(290,532)

Other income (expenses):
Gain on disposal of subsidiary	-	2,279	2,279

Net loss	$ (168,967)	$ (52,983)	$ (288,253)

Weighted average shares outstanding - basic and diluted	6 ,510,000	6 ,510,000

Net loss per share - basic and diluted	$ (0.00)	$ (0.00)

See accompanying notes to the consolidated financial statements.

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FROM OCTOBER 31, 2007 (INCEPTION) TO JUNE 30, 2013

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common stock		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)
Balances at October 31, 2007 (inception)	-	$ -	$ -	$ -	$ -
Issuance of founder shares for cash at $0.001 per share - November 30 2007	4,500,000	4,500	-	-	4,500
Sale of shares for cash at $0.01 per share - March 15, 2008	760,000	760	6,840	-	7,600
Net loss	-	-	-	(6,142)	(6,142)
Balances at June 30, 2008	5,260,000	5,260	6,840	(6,142)	5,958

Net loss	-	-	-	(38,689)	(38,689)
Balances at June 30, 2009	5,260,000	5,260	6,840	(44,831)	(32,731)

Issuance of shares for services at $0.02 per share - July 17, 2009	1,250,000	1,250	23,750	-	25,000
Net loss	-	-	-	(11,549)	(11,549)
Balances at June 30, 2010	6,510,000	6,510	30,590	(56,380)	(19,280)

Net loss	-	-	-	(9,923)	(9,923)
Balances at June 30, 2011	6,510,000	6,510	30,590	(66,303)	(29,203)

Net loss	-	-	-	(52,983)	(52,983)
Balances at June 30, 2012	6,510,000	6,510	30,590	(119,286)	(82,186)

Net loss	-	-	-	(168,967)	(168,967)
Balances at June 30, 2013	6,510,000	$ 6,510	$ 30,590	$ (288,253)	$ (251,153)

See accompanying notes to the consolidated financial statements.

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012
AND FROM OCTOBER 31, 2007 (INCEPTION) TO JUNE 30, 2013

			October 31,
	Years Ended		2007 (Inception)
	June 30,		to June 30,
	2013	2012	2013

Cash Flows from Operating Activities:
Net loss	$ (168,967)	$ (52,983)	$ (288,253)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Common stock issuance for services	-	-	25,000
Changes in operating assets and liabilities:
Accrued expenses	(4,999)	(2,559)	4,651
Amounts payable to related parties	54,762	55,219	127,415

Net cash provided by (used in) operating activities	(119,204)	(323)	(131,187)

Cash Flows from Financing Activities:
Advances from related parties	130,000	-	130,000
Proceeds from the sale of common stock	-	-	12,100

Net cash provided by financing activities	130,000	-	142,100

Increase (decrease) in cash	10,796	(323)	10,913
Cash - beginning of period	117	440	-
Cash - end of period	$ 10,913	$ 117	$ 10,913

Supplemental Disclosures of Cash Flow Information:
Interest paid	$ -	$ -	$ 1,680
Income taxes paid	-	-	-

See accompanying notes to the consolidated financial statements.

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

Oakridge International Corporation (the "Company") is a Nevada corporation, incorporated on October 31, 2007. The Company is currently a development stage enterprise, as defined by Accounting Standards Codification ("ASC") 915 "Development Stage Entities." The Company's office is located in Hong Kong and its principal business was trading of electronic components, recycling scrap and electronic Printed Circuit Boards ("PCB"), and the establishment of recycling operations in Asia and Australia.

On March 25, 2008, the Company commenced its operations in the recycling business by entering into a non-exclusive contract to license a proprietary PCB recycling license technology and has begun the evaluation of this technology. In October 2009, the technology agreement expired. The Company is now focusing on the sourcing, marketing and trading of consumer electronic products.

2. GOING CONCERN

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

From inception through June 30, 2013, the Company has generated modest revenue of $11,295 and has incurred an accumulated deficit since inception totaling $119,286 at June 30, 2012 and $288,253 at June 30, 2013; and its current liabilities for the relevant fiscal year ended 2012 and 2013 exceed its current assets by $82,186 and $251,153. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Principles of Consolidation

The consolidated financial statements for the year ended June 30, 2013 include the financial statements of the Company and its wholly owned subsidiary Oakridge (Hong Kong) Corporation Limited from the date of acquisition on December 28, 2012 to June 30, 2013. The results of subsidiary acquired or sold during the period are consolidated from their effective dates of acquisition or through their effective dates of disposition, respectively.

All significant inter-company transactions and balances have been eliminated in consolidation.

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260 "Earnings per Share." ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Fair Value of Financial Instruments

FASB ASC 820 "Fair Value Measurements" establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

-	Level 1 - defined as observable inputs such as quoted prices in active markets;
-	Level 2 - defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
-	Level 3 - defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

Income Taxes

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

The Company follow FASB ASC 740 Which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FASB ASC 740, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FASB ASC 740 also provides guidance on recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At June 30, 2013 and 2012, the Company did not have a liability for unrecognized tax benefits.

Foreign Currency Translation

The Company's functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with ASC 830 "Foreign Currency Translation" using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Hong Kong dollars. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Stock-based Compensation

Share-based compensation including stock options and common stock awards granted to employees and directors for services and are accounted for in accordance with FASB ASC 718 "Compensation - Stock Compensation" and share-based compensation including warrants and common stock awards granted to consultants and nonemployees are accounted for in accordance with FASB ASC 505-50 "Equity-Based Payment to Non-employees.

All grants of common stock awards and stock options/warrants to employees and directors are recognized in the financial statements based on their grant date fair values. Awards to consultants and nonemployees are recognized based upon their fair value as of the earlier of a commitment date or completion of services.

The Company estimates fair value of common stock awards based the quoted price of the Company's common stock on the date of grant. The fair value of stock options and warrants is determined using the Black-Scholes option pricing model.

Revenue Recognition

The Company recognizes its revenue in accordance with ASC 605 "Revenue Recognition." Revenue is recognized upon shipment, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer or services have been provided, fees are fixed or determinable and collection of the related receivable is reasonably assured. Revenue is recorded net of estimated product returns, which is based upon the Company's return policy, sales agreements, management estimates of potential future product returns related to current period revenue, current economic trends, changes in customer composition and historical experience.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on its financial position, results of operations or cash flows.

4. RELATED PARTY TRANSACTIONS

On April 1, 2012 the Company entered into a service agreement with Asiarim Associates Limited to provide consulting, corporate, accounting, Edgar filing and company secretarial services to the Company on a monthly fee of $10,000 for a period from April 1, 2012 to December 31, 2012. Under the agreement, the Company is obligated to pay the fee for the first two months and then the remainder of the fees shall only be paid once the Company can raise funds. Asiarim Associates Limited is majority owned by our former director and CEO, Mr. Sau Shan Ku.

On May 1, 2012 the Company entered into a service agreement with Intek Solutions Pty Limited ("Intek") to provide consulting services to manage and develop the Company's business for a monthly fee of $10,000 for a period from May 1, 2012 to December 31, 2012. Under the agreement, the Company is obligated to pay the fee for the first two months and then the remainder of the fees shall only be paid once the Company has raise funds. Intek is wholly owned by the current director Mr. Con Unerkov.

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

On June 19, 2012 Mr. Sau Shan Ku sold all his shares to Mr. Herbert Ying Chiu Lee who became the new controlling shareholder of the Company.

During the year ended June 30, 2013, the President paid $9,187 in expenses on behalf of the Company. This amount is unsecured, non-interest bearing, and due on demand.

During the year ended June 30, 2013, Marvel Digital Limited, a company controlled by the President, paid $140,881 in expenses on behalf of the Company and advanced $130,000 to the Company. As of June 30, 2013, $248,228 was due. This amount is unsecured, non-interest bearing, and due on demand.

5. STOCKHOLDERS' EQUITY

As of June 30, 2013, the Company has 75,000,000 shares authorized and 6,510,000 shares issued and outstanding.

From inception through June 30, 2013, the Company issued an aggregate of 4,500,000 shares to founders for cash of $4,500, issued 760,000 shares for cash of $7,600 and issued 1,250,000 shares for services valued at $25,000.

6. INCOME TAXES

No provision was made for income tax for the period from October 31, 2007 (Inception) to June 30, 2013 as the Company and its subsidiary had operating losses. For the period from October 31, 2007 (Inception) to June 30, 2013, the Company and its subsidiary incurred net operating losses for tax purposes of approximately $288,253. The Company’s total net operating loss carry-forward was $288,253 as of June 30, 2013. The net operating loss carry-forward may be used to reduce taxable income through the year 2026. The availability of the Company's net operating loss carry-forwards is subject to limitation if there is a 50% or more change in the ownership of the Company's stock..

There was no significant difference between reportable income tax and statutory income tax. The gross deferred tax asset balance as of June 30, 2013 was approximately $100,889. A 100% valuation allowance has been established against the deferred tax asset, as the utilization of the loss carry-forwards cannot reasonably be assured.

As reconciliation between the income taxes computed at the United States and Hong Kong statutory rate and the Group's provision for income taxes is as follows:
June 30, 2013

United States federal income tax rate	35%
Valuation allowance-US federal income tax	35%

Provision for income tax	-

Hong Kong statutory rate	16.5%
Valuation allowance - Hong Kong Rate	16.5%

Provision for income tax	-