Form 10-Q
period 2013-09-30
OAKRIDGE INTERNATIONAL CORP
filed 2013-11-13
CIK 1439724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10 - Q

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from [ ] to [ ]

Commission File Number: 1-35640

(Exact Name of Registrant as Specified in Its Charter)

Nevada	98-0648307
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

Suite 5, Level 2, Malcolm Reid Building, 187 Rundle Street, Adelaide, SA 5000, Australia	n/a
(Address of Principal Executive Offices)	(Zip Code)

Tel: +618 - 8120 0248 | Fax: + 618 8312 0248
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

Yes[ x ]   No[    ]

The number of common equity shares outstanding as of November 12, 2013 was 6,510,000 shares of Common Stock, $0.001 par value.

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets- September 30, 2013 and June 30, 2013 (Unaudited)	2
	Consolidated Statements of Operations - Three Months ended September 30, 2013 and 2012 and from October 31, 2007 (Inception) to September 30, 2013 (Unaudited)	3

	Consolidated Statements of Cash Flows - Three Months ended September 30, 2013 and 2012 and from October 31, 2007 (Inception) to September 30, 2013 (Unaudited)	4

	Notes to Consolidated Financial Statements (Unaudited)	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	6-11

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	11

Item 4.	Controls and Procedures	11-12

PART II. OTHER INFORMATION

Item 1	Legal Proceedings	13

Item 1A	Risk Factors	13

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3	Defaults Upon Senior Securities	13

Item 4	(Removed and Reserved)	13

Item 5	Other Matters	13

Item 6.	Exhibits	13

SIGNATURES		14

PART I - FINANCIAL INFORMATION

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	September 30, 2013	June 30, 2013

ASSETS
Current assets:
Cash and cash equivalents	$ 18,110	$ 10,913

Total assets	$ 18,110	$ 10,913

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accrued expenses	$ 13,500	$ 4,651
Amount due to related parties	283,057	257,415

Total current liabilities	296,557	262,066

Stockholders' deficit:
Common stock, $0.001 par value, 75,000,000 shares authorized; 6,510,000 shares issued and outstanding	6,510	6,510
Additional paid-in capital	30,590	30,590
Deficit accumulated during the development stage	(315,547)	(288,253)

Total stockholders' deficit	(278,447)	(251,153)

Total liabilities and stockholders' equity	$ 18,110	$ 10,913

See accompanying notes to the unaudited consolidated financial statements.

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 AND FROM OCTOBER 31, 2007 (INCEPTION) TO SEPTEMBER 30, 2013
(UNAUDITED)

			October 31, 2007
	Three Months Ended		(Inception) to
	September 30,		September 30,
	2013	2012	2013

Net revenues	$ -	$ -	$ 11,295
Cost of revenues	-	-	10,821

Gross profit	-	-	474

General and administrative expenses	27,294	67,658	318,300

Loss from operations	(27,294)	(67,658)	(317,826)

Other income (expenses):
Gain on disposal of subsidiary	-	-	2,279

Net loss	$ (27,294)	$ (67,658)	$ (315,547)

Weighted average shares outstanding - basic and diluted	6,510,000	6,510,000

Net loss per share - basic and diluted	$ (0.00)	$ (0.01)

See accompanying notes to the unaudited consolidated financial statements.

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 AND FROM OCTOBER 31, 2007 (INCEPTION) TO SEPTEMBER 30, 2013
(UNAUDITED)

	Three Months Ended		October 31, 2007
	September 30,		(Inception) to
	2013	2012	September 30, 2013

Cash Flows from Operating Activities:
Net Loss	$ (27,294)	$ (67,658)	$ (315,547)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issuance for services	-	-	25,000
Changes in operating assets and liabilities:
Accrued expenses	8,849	500	13,500
Other payable	-	70,748	-
      Amounts due to related parties
	-	(3,590)	127,415

Net Cash Used in Operating Activities	(18,445)	-	(149,632)

Cash Flows from Financing Activities:
Advances from related parties	25,642	-	155,642
Proceeds from sale of common stock	-	-	12,100

Net Cash Provided by Financing Activities	25,642	-	167,742

Increase in cash	7,179	-	18,110
Cash - beginning of period	10,913	117	-
Cash - end of period	$ 18,110	$ 117	$ 18,110

Supplemental Disclosures of Cash Flow Information:
Interest paid	$ -	$ -	$ 1,680
Income taxes paid	-	-	-

See accompanying notes to the unaudited consolidated financial statements

OAKRIDGE INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)
1.	BASIS OF PRESENTATION

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and the rules of the U.S. Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited financial statements and notes thereto for the year ended June 30, 2013. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended June 30, 2013 included in the Company Form 10-K filed with the Securities and Exchange Commission. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the year ended June 30, 2013 as reported in the Form 10K have been omitted. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position and results of operations for the interim period presented have been included. Operating results for the interim period are not necessary indicative of the results that may be expected for the respective full year.

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

From inception through September 30, 2013, the Company has generated modest revenue of $11,295 and has incurred an accumulated deficit since inception totaling $315,547 at September 30, 2013; and its current liabilities for exceed its current assets by $278,447 as of September 30, 2013. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern

3.	COMMON STOCK

As of September 30, 2013, the Company has 75,000,000 shares authorized and 6,510,000 shares issued and outstanding.

From inception through September 30, 2013, the Company issued an aggregate of 4,500,000 shares to founders for cash of $4,500, issued 760,000 shares for cash of $7,600 and issued 1,250,000 shares for services valued at $25,000.

4.	RELATED PARTY TRANSACTIONS

As of September 30, 2013 and June 30, 2013, the Company has outstanding payables to its President and to Marvel Digital Limited, a company controlled by the President, for cash advances and expenses paid on behalf of the Company. The amounts are unsecured, non-interest bearing, and due on demand. During the three months ended March 31, 2013, the Company received cash advance of $12,821 from each of the President and Marvel Digital Limited. As of September 30, 2013 and June 30, 2013, the outstanding balance payable to the President was $22,008 and $9,187, respectively. As of September 30, 2013 and June 30, 2013, the outstanding balance payable to Marvel Digital Limited was $261,049 and $248,228, respectively.

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

Critical Accounting Policy and Estimates

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended September 30, 2013.

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

We are a development stage company that has generated modest revenues of $11,295 from operations since our incorporation on October 31, 2007 to September 30, 2013. We have incurred losses since our inception.

For the three months ended September 30, 2013, we did not earn any revenue. The Group continued in focusing on the sourcing, marketing and trading of consumer electronics business. A summary of our future plans is described below.

General

The Company intends to source, imports, markets, sells a variety of consumer electronic products to international markets under our own brand names or under our customers?brand names. The intended products include 4K TVs, 3D TVs, mobile devices, computer monitors, computer accessories products such as thumb drives, computer mouse, etc.

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

The Company's new core business will consists of selling, distributing, and licensing various low to high priced consumer electronic products in various categories. It is planned that a substantial portion of the Company's marketing and sales efforts are concentrated in the Asia Pacific and Europe region, although we also sell our products in certain other international regions.

Marketing and Growth Strategy
The Company believes growth opportunities exist through the implementation of the following:

*	source innovative consumer electronic products by securing product designs;

*	create distribution channels for customers offering branded products;

*	focus on penetration into the markets with multiple branded products offered and sold;

*	expansion of the Company's customer base in the Asia Pacific region through our contacts and relationship of our directors and outside sales representative organizations;

*	development of the Company's direct to consumer sales channel, primarily through the development of our website; and

*	expansion through strategic mergers with and acquisitions of other businesses.

A principal component of the Company's growth strategy is to build a global recognition of its sourcing services, and brand names and reputation for quality and cost competitive products to aggressively promote its products within its targeted markets. The Company believes that it will be able to compete more effectively by applying innovative approaches to its product lines and augmenting its product lines with complementary products. The Company intends to pursue such plans either independently or through relationships with other companies as well as license arrangements, distributorship agreements and joint ventures.

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

The Company intends to take out insurance coverage for its products and business operations, however, any claims substantially in excess of the Company's insurance coverage, or any substantial claim not covered by insurance, would have a material adverse effect on the Company's financial condition and results of operations.

Warranties

The Company intends to offer limited warranties for its consumer electronics products, comparable to those offered to consumers by the Company's competitors and or offered from the manufacturer, depending on the products and terms of sales. Such warranties typically consist of a one year period, under which the Company pays for labor and parts, or offers a new or similar unit in exchange for a non-performing unit.

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
Costs and Effects of Compliance with Environmental Laws
We currently do not expect there will be any additional costs and effects of compliance with environmental laws in our current plan of operation
Employees

As of September 30, 2013, we have 6 staff, including our two directors, in the Company. Subject to financing, in the next 12 months, we plan to hire consultants in Hong Kong and China to undertake and implement the operational plans.

Results of Operations
FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2013, THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2012 AND FOR THE PERIOD FROM OCTOBER 31, 2007 (INCEPTION) TO SEPTEMBER 30, 2013
REVENUES

For the three months ended September 30, 2013 and 2012, the Company has realized no revenue and incurred no cost of revenue and no gross profit. We hope to generate additional revenue when we receive more contracts and as we continue to develop the business.

For the period from October 31, 2007 (date of inception) to September 30, 2013, the Company realized revenue of $11,295, incurred a cost of revenue of $10,851 and achieved a gross profit of $474.

OPERATING EXPENSES

For the three months ended September 30, 2013 and 2012, the Company had incurred no gross profit and our total operating expenses were $27,294 and $67,658, respectively, all of which were selling, general and administrative expenses. Our net loss to our shareholders for the three months ended September 30, 2013 and 2012 was $27,294 and $67,658, respectively.

For the period from October 31, 2007 (date of inception) to September 30, 2013, the accumulated gross profit was $474, and our total operating expenses were $318,300, all of which were selling, general and administrative expenses. We incurred a gain on disposal of subsidiary of $2,279, resulting in an accumulated net loss to our shareholders for the period ended September 30, 2013 of $315,547.

Liquidity and Capital Resources
We do not have sufficient resources to accomplish our business plans. As of September 30, 2013, we had $18,110 in cash.

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

Going Concern Consideration

The Company is a development stage company and has commenced operations. The Company had realized no revenue and incurred a net loss of $27,294 for the three months ended September 30, 2013 and an accumulated net loss of $315,547 for the period from October 31, 2007 (inception) to September 30, 2013. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in emerging markets and the competitive environment in which the Company operates. The Company is pursuing financing for its operations. In addition the Company has commenced operations to earn revenues. Failure to secure such financing, to raise additional equity capital and to earn revenue may result in the Company depleting its available funds and not being able to pay its obligations. These consolidated financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Quantitative and Qualitative Disclosures about Market Risk:
A smaller reporting company is not required to provide the information required by this Item.
Off-Balance Sheet Arrangements:
The Company has no off-balance sheet obligations or guarantees and has not historically used special purpose entities for any transactions.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures

Based upon that evaluation, our Management has concluded that, as of September 30, 2013, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic filings with the SEC.

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

Our management, with the participation of its CEO and President, assessed the effectiveness of our internal control over financial reporting as of September 30, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of The Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment under such criteria, management concluded that our internal controls over financial reporting were not effective as of September 30, 2013 due to control deficiencies that constituted material weaknesses. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the period ended September 30, 2013 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

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
Not Applicable.
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
Dated: November 13, 2013
OAKRIDGE INTERNATIONAL CORPORATION

By:	/s/ Herbert Ying Chiu Lee
Name:	Herbert Ying Chiu Lee
Title:	President, Director & Chief Executive Officer

By:	/s/ Con Unerkov
Name:	Con Unerkov
Title:	Treasurer, Secretary, Director & Chief Financial Officer