Form 10-Q
period 2014-03-31
OAKRIDGE INTERNATIONAL CORP
filed 2014-05-19
CIK 1439724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10 - Q

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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

Yes[ x ]   No[    ]

The number of common equity shares outstanding as of May 14, 2014 was 6,510,000 shares of Common Stock, $0.001 par value.

INDEX

PART I. FINANCIAL INFORMATION		Page

Item 1.	Financial Statements

	Consolidated Balance Sheets- March 31, 2014 and June 30, 2013 (Unaudited)	2
	Consolidated Statements of Operations - Three Months and Nine Months ended March 31, 2014 and 2013 and from October 31, 2007 (Inception) to March 31, 2014 (Unaudited)	3

	Consolidated Statements of Cash Flows - Nine Months ended March 31, 2014 and 2013 and from October 31, 2007 (Inception) to March 31, 2014 (Unaudited)	4

	Notes to Consolidated Financial Statements (Unaudited)	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	6-11

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	11

Item 4.	Controls and Procedures	11-12

PART II. OTHER INFORMATION

Item 1	Legal Proceedings	13

Item 1A	Risk Factors	13

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3	Defaults Upon Senior Securities	13

Item 4	(Removed and Reserved)	13

Item 5	Other Matters	13

Item 6.	Exhibits	13

SIGNATURES		14

PART I - FINANCIAL INFORMATION

OAKRIDGE INTERNATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2014	June 30, 2013

ASSETS
Current assets:
Cash and cash equivalents	$2,850	$10,913
Accounts receivables	17,628	-
Prepaid expenses	200	-
Total assets	$20,678	$10,913

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accrued expenses	$26,494	$4,651
Amount due to related parties	325,474	257,415
Total current liabilities	351,968	262,066

Stockholders' deficit:
Common stock, $0.001 par value, 75,000,000 shares authorized; 6,510,000 shares issued and outstanding	6,510	6,510
Additional paid-in capital	30,590	30,590
Accumulated deficit	(368,482)	(288,253)
Comprehensive income	92	-
Total stockholders' deficit	(331,290)	(251,153)

Total liabilities and stockholders' deficit	$20,678	$10,913

See accompanying notes to the unaudited consolidated financial statements.

OAKRIDGE INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
THREE AND NINE MONTHS ENDED MARCH 31, 2014 AND 2013 AND FROM OCTOBER 31, 2007 (INCEPTION) TO MARCH 31, 2014
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013

Net revenues	$17,628	$-	$17,628	$-
Cost of revenues	-	-	-	-

Gross profit	17,628	-	17,628	-

General and administrative expenses	40,406	8,106	97,857	142,693

Loss from operations	(22,778)	(8,106)	(80,229)	(142,693)

Other income:
Gain on disposal of subsidiary	-	-	-	-

Net loss	$(22,778)	$(8,106)	$(80,229)	$(142,693)

Other comprehensive income
Foreign currency translation gain	$92	$-	$92	$-
Comprehensive loss	$(22,686)	$(8,106)	$(80,137)	$(142,693)

Weighted average shares outstanding - basic and diluted	6,510,000	6,510,000	6,510,000	6,510,000

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.02)

See accompanying notes to the unaudited consolidated financial statements.

OAKRIDGE INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED MARCH 31, 2014 AND 2013 AND FROM OCTOBER 31, 2007 (INCEPTION) TO MARCH 31, 2014
(UNAUDITED)

	Nine Months Ended
	March 31,
	2014	2013

Cash Flows from Operating Activities:
Net loss	$(80,229)	$(142,693)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issuance for services	-	-
Changes in operating assets and liabilities:
Accounts receivable	(17,628)	-
Prepaid expenses	(200)	(300)
Accounts payable- related party	-	-
Accrued expenses	21,843	(6,650)
Other payables	-	(22,524)

Net Cash Used in Operating Activities	(76,214)	(172,167)

Cash Flows from Financing Activities:
Advances from related parties, net	68,059	179,081
Proceeds from sale of common stock	-	-

Net Cash Provided by Financing Activities	68,059	179,081

Effect of foreign exchange on cash	92	-

Net (decrease) increase in cash	(8,063)	6,914
Cash - beginning of period	10,913	117
Cash - end of period	$2,850	$7,031

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	-	-

See accompanying notes to the unaudited consolidated financial statements

OAKRIDGE INTERNATIONAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

Revenue Recognition

The Company recognizes its revenue in accordance with ASC 605 "Revenue Recognition." Revenue is recognized upon delivery of goods or completion of services, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer or services have been provided, fees are fixed or determinable and collection of the related receivable is reasonably assured. Revenue is recorded net of estimated product returns, which is based upon the Company's return policy, sales agreements, management estimates of potential future product returns related to current period revenue, current economic trends, changes in customer composition and historical experience.

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

From inception through March 31, 2014, the Company has generated modest revenue of $28,923 and has incurred an accumulated deficit since inception totaling $368,482 at March 31, 2014; and its current liabilities for exceed its current assets by $331,290 as of March 31, 2014. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern

3.	RELATED PARTY TRANSACTIONS

As of March 31, 2014 and June 30, 2013, the Company has outstanding payables to its President and to Marvel Finance Limited and Marvel Digital Limited, both companies controlled by the President, for cash advances and expenses paid on behalf of the Company. The amounts are unsecured, non-interest bearing, and due on demand. During the nine months ended March 31, 2014, the Company received cash advance of $68,059 from the President and certain companies controlled by the President namely Marvel Digital Limited and Marvel Finance Limited. As of March 31, 2014 and June 30, 2013, the outstanding balance payable to the President was $22,008 and $9,187, respectively. As of March 31, 2014 and June 30, 2013, the outstanding balance payable to Marvel Finance Limited was $303,466 and nil, respectively. As of March 31, 2014 and June 30, 2013, the outstanding balance payable to Marvel Digital Limited was nil and $248,228, respectively.

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

Critical Accounting Policy and Estimates

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended March 31, 2014.

Operation Overview

Business of the Issuer

Oakridge International Corporation was an environmental services company planning to engage in the business of waste management, trading and recovering raw materials from electronic printed circuit boards and other electronic products and components. Our plan was to own facilities in Australia and or Hong Kong for the waste management and recovering of raw materials from electronic printed circuit boards and other electronic products and components. However due to the capital requirement to roll out this business, the management of the Company has determined to focus on the sourcing, marketing and trading of consumer electronics products and the provision of consulting and design services which requires less capital. The Company will review its environmental services business when the Company has adequate resources to pursue this business.

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

We have generated modest revenues of $28,923 from operations since our incorporation on October 31, 2007 to March 31, 2014. We have incurred losses since our inception.

For the three months ended March 31, 2014, we earned revenue of $17,628 for consulting and design services. The Group continued in focusing on the sourcing, marketing and trading of consumer electronics business. A summary of our future plans is described below.

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

As of March 31, 2014, we have 5 staff, including our two directors and one part time staff, in the Company. Subject to financing, in the next 12 months, we plan to hire consultants in Hong Kong and China to undertake and implement the operational plans.

Results of Operations

FOR THE THREE MONTH PERIOD AND NINE MONTH PERIODS ENDED MARCH 31, 2014 AND 2013

REVENUES

For the three months and nine month periods ended March 31, 2014, the Company has realized revenue of $17,628 and did not incur costs of revenue as staff costs are included in operating expenses and a gross profit of $17,628. For the three and nine months ended March 31, 2013, the Company did not realize any revenue. We hope to generate additional revenue when we receive more contracts and as we continue to develop the business.

OPERATING EXPENSES

For the three months ended March 31, 2014 and 2013, the Company had incurred gross profit of $17,628 and nil, and our total operating expenses were $40,406 and $8,406 respectively, all of which were selling, general and administrative expenses. Our net loss to our shareholders for the three months ended March 31, 2014 and 2013 was $22,778 and $8,106, respectively.

For the nine months ended March 31, 2014 and 2013, the Company had incurred gross profit of $17,628 and nil, and our total operating expenses were $97,857 and $142,693, respectively, all of which were selling, general and administrative expenses. Our net loss to our shareholders for the nine months ended March 31, 2014 and 2013 was $80,229 and $142,693, respectively.

Liquidity and Capital Resources

We do not have sufficient resources to accomplish our business plans. As of March 31, 2014, we had $2,850 in cash.

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

Going Concern Consideration

The Company has commenced operations. The Company had realized revenue of $17,628 and incurred a net loss of $22,778 for the three months ended March 31, 2014 and an accumulated net loss of $368,482 for the period from October 31, 2007 (inception) to March 31, 2014. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in emerging markets and the competitive environment in which the Company operates. The Company is pursuing financing for its operations. In addition the Company has commenced operations to earn revenues. Failure to secure such financing, to raise additional equity capital and to earn revenue may result in the Company depleting its available funds and not being able to pay its obligations. These consolidated financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Quantitative and Qualitative Disclosures about Market Risk:

A smaller reporting company is not required to provide the information required by this Item.

Off-Balance Sheet Arrangements:

The Company has no off-balance sheet obligations or guarantees and has not historically used special purpose entities for any transactions.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Based upon that evaluation, our Management has concluded that, as of March 31, 2014, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic filings with the SEC.

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

Our management, with the participation of its CEO and President, assessed the effectiveness of our internal control over financial reporting as of March 31, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of The Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment under such criteria, management concluded that our internal controls over financial reporting were not effective as of March 31, 2014 due to control deficiencies that constituted material weaknesses. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the period ended March 31, 2014 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

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

Dated: May 15, 2014

OAKRIDGE INTERNATIONAL CORPORATION

By:	/s/ Herbert Ying Chiu Lee
Name:	Herbert Ying Chiu Lee
Title:	President, Director & Chief Executive Officer

By:	/s/ Man Chung Chan
Name:	Man Chung Chan
Title:	Treasurer, Secretary, Director & Chief Financial Officer