Form 10-K
period 2014-06-30
OAKRIDGE INTERNATIONAL CORP
filed 2014-10-14
CIK 1439724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10 - K

[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

[ x ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission File Number: 333-152312

(Exact Name of Registrant as Specified in Its Charter)

Nevada	98-0648307
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

Suite 5, Level 2, Malcolm Reid Building, 187 Rundle Street, Adelaide SA 5000, Australia	n/a
(Address of Principal Executive Offices)	(Zip Code)

Tel: +852 8120 0248 Fax: + 852 8312 0248
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

Yes [ x ] No [ ]

On September 22, 2014, the number of shares held by non-affiliates of the registrant was 710,000 shares of common stock. There is no calculation on the aggregate market value of the voting stock held by non-affiliates at the moment, as the Company's shares have not yet traded on the Over-the-counter Bulletin Board.

Solely for the purpose of this calculation, shares held by directors and officers of the registrant have been excluded. Such exclusion should not be deemed a determination or an admission by registrant that such individuals are, in fact, affiliates of the registrant.

The number of common equity shares outstanding as of October 10, 2014 was 6,510,000 shares of Common Stock, $0.001 par value.

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

PART IV
ITEM 15	Exhibits, Financial Statement Schedules	21

SIGNATURES		22

PART I

ITEM 1. BUSINESS.

Operation Overview

Business of the Issuer

Oakridge International Corporation was an environmental services company planning to engage in the business of waste management, trading and recovering raw materials from electronic printed circuit boards and other electronic products and components. Our plan was to own facilities in Australia and or Hong Kong for the waste management and recovering of raw materials from electronic printed circuit boards and other electronic products and components. However due to the capital requirement to roll out this business, the management of the Company has determined to focus on the sourcing, marketing and trading of consumer electronics products and the provision of consulting and design services specialized in 3D creation and 2D to 3D conversion solution services which requires less capital. The Company will review its environmental services business when the Company has adequate resources to pursue this business.

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

For the year ended June 30, 2014, we earned revenue of $30,449 from 3D design services and consulting services. During the first half of the fiscal year just ended, the Group focused on trading of raw materials from PCB factories and electronic components and consumer electronics, but without success. In the second half of 2014, the Company determined to focus on the growth products in the consumer electronics business by focusing on the 4K and high definition TVs. In order to enter this segment, the Company determined to develop and focus on providing 3D content design services and the conversion of 2D to 3D content and conversion solutions as the initial step prior to entering the sourcing, marketing and trading of television display and monitors in the consumer electronics business. In March 2014, we commenced our business and today we have 8 staff working in this business unit of content provisioning. Going forward, the Company will focus on its business scope in the 3D content provisioning and 2D to 3D conversion services. A summary of our future plans is described below.

General

The Company believes that there is a growing demand for high definition displays in the near future due to technology innovation and advancement. Today, users are not satisfied with ordinary displays but are more accustom to high definition. For example the high end smart phones are equipped with cameras that can take up to 16 mega pixal cameras and some with even 4K high definition capability. Soon these cameral specification will become the norm. As such there is a tremendous opportunity to enter this growing market.

The Company’s strategy is to start with the provisioning of contents and conversion services to build a name as a digital content provider for high definition displays. Then once we have recognition in the market place we will then migrate into the marketing and sale of 3D and high definition displays.

The Company intends to source, markets and sells a variety of consumer electronic display products to international markets under our own brand names or under our customers’ brand names. The intended products include 4K TVs, 3D TVs, high definition mobile devices, high definition and 3D computer monitors.

In the future, the Company intends to work with design house to secure innovative products for marketing and distribution in the international markets.

The Company further intends to try to secure by either acquisition or through licensing programs, international brands for our high end electronic display products.

Build Up of Future Operational Infrastructure

The Company believes it should build up its business operations so that it will possess an advantage over its competitors due to the combination of: i) having a content service that can drive the hardware sales, ii) having a recognition brand iii) sourcing of innovative display products from design house iv) having an infrastructure with experienced personnel in servicing and providing logistic support for mass merchant channels.

The Company intends to build up its core competencies in provisioning of 3D designing services and conversion of 2D to 3D services to drive our name in the market. We intend to source innovative designs and display products to offer a broad variety of current and new consumer electronic products to customers offering high definition displays. In addition, the Company intends to enter into brand licensing arrangements to use trade names and trademarks on products to earn higher profit margin on the high end display products.

The Company’s new core business will consists of first 3D content provisioning and then selling, distributing, and licensing various high priced consumer electronic products offering high definition displays. The Company will first provide 3D creation design and conversion solution as a part of the overall strategy to enter this 3D market. It is planned that a substantial portion of the Company’s marketing and sales efforts are concentrated in the Asia Pacific and Europe region, although we also sell our products and services in certain other international regions.

Marketing and Growth Strategy

The Company believes growth opportunities exist through the implementation of the following:

•	provide 3D content services including 2D to 3D conversion services to drive the demand for high definition displays;
•	source innovative consumer electronic products by securing product designs;
•	create distribution channels for customers offering branded products;
•	focus on penetration into the markets with multiple branded products offered and sold;
•	expansion of the Company’s customer base in the Asia Pacific region through our contacts and relationship of our directors and outside sales representative organizations;
•	development of the Company’s direct to consumer sales channel, primarily through the development of our website; and
•	expansion through strategic mergers with and acquisitions of other businesses.

A principal component of the Company’s growth strategy is to build a global recognition of its sourcing services, and brand names and reputation for quality and cost competitive products to aggressively promote its products within its high end targeted markets. The Company believes that it will be able to compete more effectively by applying innovative approaches to its product lines and augmenting its product lines with complementary products. The Company intends to pursue such plans either independently or through relationships with other companies as well as licensing arrangements, distributorship agreements and joint ventures.

Summary of Our Plans

To implement our business plan, apart from additional financing, we will need to negotiate and secure contracts with acceptable terms for:

*	Promote our name in the 3D content provisioning and 2D to 3D conversion services in the market place
*	Sourcing of innovative and competitive electronic products from design houses
*	Securing reliable and quality display manufacturers
*	Securing customers for our products
*	Securing and entering into brands and licensing arrangements

Competition

The Company will compete in the high end priced sector of the consumer electronics market that have displays such as TVs, smartphones, and tablet markets. We estimate that the Company has several dozen competitors that are manufacturers and/or distributors, many of which are much larger and have greater financial resources than the Company. The Company competes primarily on the basis of:

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

During the period from inception on October 31, 2007 through June 30, 2014, we incurred net losses of approximately $413,016. In November 2008, the Company sold scrap PCBs for $11,295 for a net profit of $474. After that our business success was dependent on our ability to trade consumer electronics products and provision of 3D content creation and conversion service business. The success of these businesses will depend upon a number of factors including but not limited to, our skill technical experts who can provide the professional creativities to satisfy our target customers and our ability to deliver the 3D content conversion services. None of these factors is demonstrated by our historic performance to date and there is no assurance we will be able to accomplish them in order to sustain our operations. We may never develop profitable operations. As a result, there is no assurance of future successful performance of our business.

Our financial condition raises substantial doubt about our ability to continue as a going concern. You will be unable to determine whether we will ever become profitable.

Our independent auditors have indicated in their audit report for the year ended at June 30, 2014 that there is substantial doubt about our ability to continue as a going concern over the next twelve months. Our poor financial condition could inhibit our ability to achieve our business plan and therefore an investor cannot determine if we will ever become profitable.

If we do not obtain additional financing, our business will fail.

We have determined our current operating funds are not sufficient to complete our intended business objectives. As of June 30, 2014, we had cash on hand in the amount of $51,831. We will need to raise additional capital in order to cover the costs of implementing our business plan. We estimate that we will need to raise $1.0 million to fully execute our operating plan. For the next 12 months, we will require a minimum of $25,000 to pay for the ongoing corporate costs of annual filing fees, audit, accounting, and office related cost. We do not currently have any arrangements for financing and may not be able to find such financing if required to fund our business plan. We currently do not have any significant operations and we have had modest revenue. Our President, Dr. Herbert Ying Chiu Lee, has indicated that he is prepared to lend to the Company up to $100,000 to cover our operating costs over the next 12 months, but there are no formal arrangements in this regard. He is not legally obligated to loan funds to the Company. There is no guarantee that we will receive such loans.

If we are not able to obtain agreements with 3D content producing software for licensing, our business will fail.

We have not entered into formal agreements with any entity to purchase licensed 3D content producing software. Even if we are able to reach an agreement with a software company, we may not be able to obtain the financing necessary to purchase or license the products. If we are unable to purchase licensed 3D content producing software at a competitive market price, our business will fail.

If we cannot find customers to purchase the 3D content creation and conversion services from us on acceptable terms, we will not be able to establish our business and thus it will fail.

Even if we source licensed content producing software, we may not be able to secure customers on acceptable terms. Without customers purchasing our 3D content creation and conversion services, we will not be able to proceed with our business plan.

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

Because current management does not have any technical experience in the 3D content creation and conversion sector, our business has a higher risk of failure.

While management has experience in doing business in and with Australia, Hong Kong and China, management does not have experience in the field of 3D content total solution. As a result, we may not be able to recognize and take advantage of opportunities in the 3D content creation and conversion sector without the aid of additional employees or qualified consultants. In addition, management may not be fully aware of specific requirements necessary for the resale of the raw materials generated by our process. Therefore management's decisions and choices may adversely affect our operations and earnings, and our ultimate financial success may suffer irreparable harm as a result.

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

The ongoing services of Dr. Herbert Ying Chiu Lee and Dr. Man Chung Chan cannot be assured and therefore may adversely affect the implementation of our business plan.

Dr. Lee, our CEO and Dr. Chan, our CFO, anticipate that during the next 12 months they will each devote approximately 10% and 15%, respectively, of their time to our business, also in an unpaid capacity. Dr. Lee and Dr. Chan may not be able to devote the time necessary to our business to assure successful implementation of our business plan.

Our management decisions are made by Dr. Herbert Ying Chiu Lee and Dr. Man Chung Chan; if we lose their services, our business may be adversely affected.

The success of our business is dependent upon the expertise of management. Because Dr. Lee and Dr. Chan are essential to our operations, we must rely on their management decisions. We have not obtained any key person life insurance relating to them. If we lose their services, we may not be able to hire and retain other management with comparable experience. As a result, the loss of their services could adversely affect our future revenues.

There is intense competition for qualified technical professionals and sales and marketing personnel, and our failure to attract and retain these people could affect our ability to respond to rapid technological changes and to increase our revenues.

Our future success depends upon our ability to attract and retain qualified technical experts, sales and marketing personnel. Competition for talented personnel, particularly technical professionals, is intense. This competition could increase the costs of hiring and retaining personnel. We may not be able to attract, retain, and adequately motivate our personnel or to integrate new personnel into our operations successfully.

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

All of 5,800,000 shares of our common stock held by affiliates are restricted securities under Rule 144 of the Securities Act of 1933. In general, persons holding restricted securities, including affiliates, must hold their shares for a period of at least six months, may not sell more than one percent of the total issued and outstanding shares in any 90-day period, and must resell the shares in an unsolicited brokerage transaction at the market price. These restrictions do not apply to release under Rule 144(k). The availability for sale of substantial amounts of common stock under Rule 144 could reduce prevailing market prices for our securities.

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

Because Chinese law may govern some of our licensing agreements for acquisition and sale of our services, we may not be able to enforce our rights within the PRC or elsewhere, which could result in a significant loss of business, business opportunities or capital.

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

None.

Holders

On October 10, 2014, the Company had 48 holders of record of our Common Stock.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and our subsidiaries and our results of operations should be read together with the consolidated financial statements and related notes that are included later in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Risk Factors or in other parts of this Annual Report on Form 10-K.

Twelve Months Operating Plan

Over the next twelve months, our operating plan will be focused on developing our operations in the provision of 3D content creation and conversion services, and the sourcing of consumer electronic display products. Over the next 12 months we will focus on developing and building our 3D content creation and conversion services to get our reputation in the market as a total design and conversion solution provider. After we have built up our reputation in the market place, we will extend our sales to include the 3D TV displays. We will recruit a sales and marketing team to source popular consumer electronic products and to identify suitable manufacturers for these products. Our marketing team will then try to match these products and services to our customers.

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

Employees

As of September 30, 2014, we have 8 staff, including our two directors, in the Company. Subject to financing, in the next 12 months, we plan to hire additional staff and consultants in Hong Kong and China to undertake and implement the operational plans.

Results of Operations

FOR THE YEAR ENDED JUNE 30, 2014 AND 2013

REVENUES

For the years ended June 30, 2014 and 2013, the Company has realized $30,449 in revenue and did not incur any costs of revenue since all the costs related to services which are set out in the general and administrative expenses. In the prior year the Company earned no revenue as it was still in the process of identifying the business model.

OPERATING EXPENSES

For the year ended June 30, 2014, the Company had earned a gross profit of $30,449 and our total operating expenses were $155,212. Our net loss to our shareholders for the year ended June 30, 2014 was $124,763. For the year ended June 30, 2013, we had no gross profit and our operating expenses, and the net loss to our shareholders was $168,967 all of which were selling, general and administrative expenses.

Liquidity and Capital Resources

We do not have sufficient resources to accomplish our business plans. As of June 30, 2014, we had $51,831 in cash.

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

Going Concern Consideration

The Company had $30,449 revenue and incurred a net loss of $124,763 for the year ended June 30, 2014 and an accumulated net loss of $413,016 as at June 30, 2014. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in emerging markets and the competitive environment in which the Company operates. The Company is pursuing financing for its operations. Failure to secure such financing, to raise additional equity capital and to earn revenue may result in the Company depleting its available funds and not being able to pay its obligations. These consolidated financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Consolidated Financial Statements

Please see page F-1 through F-10 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are no such reportable events.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date (the "Evaluation Date") within ninety (90) days prior to the filing of our June 30, 2014 Form 10-K

Based upon that evaluation, our Management has concluded that, as of June 30, 2014, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic filings with the SEC.

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

Our management, with the participation of its CEO and President, assessed the effectiveness of our internal control over financial reporting as of June 30, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment under such criteria, management concluded that our internal controls over financial reporting were not effective as of June 30, 2014 due to control deficiencies that constituted material weaknesses. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the year ended June 30, 2014 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Our directors and executive officers are as follows:

Name	Age	Position
Herbert, Ying Chiu Lee	61	President, Director & Chief Executive Officer
Man Chung Chan	55	Treasurer, Secretary, Director & Chief Financial Officer

Herbert, Ying Chiu Lee

Dr. Lee received his Bachelor of Applied Science in structural engineering in 1977 from the University of British Columbia, B. C., Canada. He obtained his training in structural design in Hong Kong after his graduation. In 1982, he became a corporate member of the Institute of Structural Engineer (MIStructE.) and subsequently he obtained his Chartered Engineer title from the Engineering Council of the United Kingdom. His major study is technology management. After that he joined Hong Kong Polytechnic University as an engineering doctoral student conducting research in knowledge management discipline. His major research is organizing information through his newly developed semantic search engine. Dr. Lee has also been chosen by the Wuxi Government under its "530" Plan for the year 2011 for his innovation and business development capability. He is also the founding chair of Institute of Applications in Academia and Industry (IAAI), a worldwide community to untap innovative research applications and bridge the gap between theory and practice. In the past 5 years, Dr. Lee is the director and CEO of China Integrated Media Corporation Limited, a company incorporated in Australia and listed on the Australia Stock Exchange and Chairman of Marvel Digital Group in Hong Kong.

Man Chung Chan

Dr. Chan, aged 55, was appointed as Director and Chief Financial Officer, Treasurer and Secretary of the Company on April 22, 2014. Dr. Chan graduated from the Chinese University of Hong Kong in 1980 in Philosophy and Government & Public Administration. He received his PhD in Computer Science from La Trobe University in Australia. From 1988 till 1994, he taught in Computer Science in University of New South Wales. From 1994 he has worked with the Computing Department of Hong Kong Polytechnic University. Dr. Chan was a computational logician and lately he worked in the broad field of knowledge management, artificial intelligence and intellectual property of computing. He founded the Institute of System Management in 2003. He has extensive working relationship with municipal government of Jiangsu, Hubei and Henan province in China.

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

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
----------------------	-------	---------	------------	---------	----------	-----------------	------------------	-----------------	--------------
Dr. Herbert, Ying Chiu Lee[1]	2014	-	-	-	-	-	-	-	-
	2013	-	-	-	-	-	-	-	-
Mr. Con Unerkov[2]	2014	-	-	-	-	-	-	-	-
	2013	-	-	-	-	-	-	-	-
Dr. Man Chung Chan[3]	2014	-	-	-	-	-	-	-	-
	2013	-	-	-	-	-	-	-	-

1.	Dr. Herbert, Ying Chiu Lee was appointed as our CEO, President and Director of the Company on July 18, 2012.
2.

Mr. Con Unerkov was appointed as our Director on May 4, 2012, as our CFO on May 18, 2012 and as our Treasurer and Secretary on July 18, 2012. On April 22, 2014, Mr. Con Unerkov resigned from his position as member of the Board of Directors, and as the Chief Financial Officer, Treasurer and Secretary of the Company.

3.	Dr. Man Chung Chan was appointed as Director and Chief Financial Officer, Treasurer and Secretary of the Company on April 22, 2014.

Outstanding Equity Awards

The following table sets forth certain information concerning stock option awards granted to our executive officers and our director.

OUTSTANDING EQUITY AWARDS AT JUNE 30, 2014
OPTION AWARDS						STOCK AWARDS

Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested (#)
Dr. Herbert, Ying Chiu Lee[1]	-	-	-	-	-	-	-	-	-
Mr. Con Unerkov[2]	-	-	-	-	-	-	-	-	-
Dr. Man Chung Chan[3]	-	-	-	-	-	-	-	-	-

1.	Dr. Lee Ying Chiu, Herbert was appointed as our CEO, President and Director of the Company on July 18, 2012.
2.	Mr. Con Unerkov was appointed as our Director on May 4, 2012, as our CFO on May 18, 2012 and as our Treasurer and Secretary on July 18, 2012. On April 22, 2014, Mr. Con Unerkov resigned from his position as member of the Board of Directors, and as the Chief Financial Officer, Treasurer and Secretary of the Company.
3.	Dr. Man Chung Chan was appointed as Director and Chief Financial Officer, Treasurer and Secretary of the Company on April 22, 2014.

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

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Herbert, Ying Chiu Lee [1]	-	-	-	-	-	-	-
Con Unerkov[2]	-	-	-	-	-	-	-
Man Chung Chan[3]	-	-	-	-	-	-	-

1.	Dr. Herbert, Ying Chiu Lee was appointed as our CEO, President and Director of the Company on July 18, 2012.
2.	Mr. Con Unerkov was appointed our Director on May 4, 2012, as our CFO on May 18, 2012 and as our Treasurer and Secretary on July 18, 2012. On April 22, 2014, Mr. Con Unerkov resigned from his position as member of the Board of Directors, and as the Chief Financial Officer, Treasurer and Secretary of the Company.
3.	Dr. Man Chung Chan was appointed as Director and Chief Financial Officer, Treasurer and Secretary of the Company on April 22, 2014.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

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

Name	Security	Total Shares Owned	Percentage
Herbert, Ying Chiu LEE of 7/F., Siu On Centre, 188 Lockhart Road, Wanchai, Hong Kong	Common	4,000,000	61.44%
Man Chung Chan of Room 2404, King Yan House, King Nga Court, Taipo, Hong Kong	Common	-	-
All executive officers and directors as a group [2 persons]	Common	4,000,000	61.44%

Shuet Ping LEUNG of Block C, Flat 6, 30th Floor, Mount Lodge, Quarry Bay, Hong Kong	Common	1,800,000	27.65%

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 6,510,000 shares of common stock outstanding as of June 30, 2014.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

There is no related transactions during the period from July 1, 2013 to June 30, 2014.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

AUDIT FEES. The aggregate fees billed in each of the fiscal years ended June 30, 2014 and 2013 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements as well as registration statement filings for those fiscal years were $8,500 and $4,000, respectively.

AUDIT-RELATED FEES. The aggregate fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under "Audit Fees" for fiscal years 2014 and 2013 was nil.

TAX FEES. For the fiscal years ended June 30, 2014 and 2013, our principal accountants did not render any services for tax compliance, tax advice, and tax planning work.

ALL OTHER FEES. None

PRE-APPROVAL POLICIES AND PROCEDURES. Prior to engaging its accountants to perform a particular service, our Board of Directors obtains an estimate for the service to be performed. All of the services described above were approved by the Board of Directors in accordance with its procedures.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Index to Financial Statements and Financial Statement Schedules

Table of Contents

Report of Independent Registered Public Accounting Firm - MaloneBailey, LLP.

Consolidated Financial Statements:

Consolidated Balance Sheets as of June 30, 2014 and 2013

Consolidated Statements of Operations and Comprehensive Income for the years ended June 30, 2014 and 2013

Consolidated Statements of Stockholders' Deficit for the years ended June 30, 2014 and 2013.

Consolidated Statements of Cash Flows for the years ended June 30, 2014 and 2013

Notes to Consolidated Financial Statements

(c) Exhibits.

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(1)	Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on July 14, 2008

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 34, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Oakridge International Corporation
a Nevada corporation

/s/ Herbert, Ying Chiu Lee
---------------------------------------
Herbert, Ying Chiu Lee
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Herbert, Ying Chiu Lee	October 14, 2014
--------------------------------------------
Herbert, Ying Chiu Lee
Its:	CEO, President

By:	/s/ Man Chung Chan
--------------------------------------------
Man Chung Chan
Its:	Treasurer, Secretary, CFO

Oakridge International Corporation and Subsidiary
Consolidated Financial Statements
For the Years Ended June 30, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Oakridge International Corporation Adelaide, Australia

We have audited the accompanying consolidated balance sheets of Oakridge International Corporation and its subsidiary (collectively, the “Company”) as of June 30, 2014 and 2013, and the related consolidated statements of operations and comprehensive income, stockholders’ deficit, and cash flows for each of the years ended June 30, 2014 and 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oakridge International Corporation and its subsidiary as of June 30, 2014 and 2013 and the results of their operations and their cash flows for each of the years ended June 30, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a working capital deficit and has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP www.malonebailey.com Houston, Texas October 14, 2014

OAKRIDGE INTERNATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$51,831	$10,913

Total assets	$51,831	$10,913

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accrued expenses and other payables	$3,182	$4,651
Amounts due to related parties	424,344	257,415

Total current liabilities	427,526	262,066

Stockholders' deficit:
Common stock, $0.001 par value, 75,000,000 shares authorized; 6,510,000 shares issued and outstanding	6,510	6,510
Additional paid-in capital	30,590	30,590
Accumulated deficit	(413,016)	(288,253)
Accumulated other comprehensive income	221	-

Total stockholders' deficit	(375,695)	(251,153)

Total liabilities and stockholders' deficit	$51,831	$10,913

See accompanying notes to the consolidated financial statements.

OAKRIDGE INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended
	June 30
	2014	2013
Net revenues	$30,449	$-
Cost of revenues	-	-
	30,449
Gross profit	-	-

General and administrative expenses	155,212	168,967

Loss from operations	(124,763)	(168,967)

Other income (expenses)	-	-

Net loss	(124,763)	(168,967)

Other comprehensive income
Foreign currency translation gain	221	-

Comprehensive loss	$(124,542)	$(168,967)

Weighted average shares outstanding - basic and diluted	6,510,000	6 ,510,000

Net loss per share - basic and diluted	$(0.02)	$(0.03)

See accompanying notes to the consolidated financial statements.

OAKRIDGE INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
YEARS ENDED JUNE 30, 2014 AND 2013

					Accumulated	Total
			Additional		Other	Stockholders'
	Common stock		Paid-in	Accumulated	Comprehensive	Equity
	Shares	Amount	Capital	Deficit	Income	(Deficit)

Balances at June 30, 2012	6,510,000	$6,510	$30,590	$(119,286)	$-	$(82,186)

Net loss	-	-	-	(168,967)	-	(168,967)

Balances at June 30, 2013	6,510,000	6,510	30,590	(288,253)	-	(251,153)

Foreign currency translation adjustment	-	-	-	-	221	221

Net loss	-	-	-	(124,763)	-	(124,763)

Balances at June 30, 2014	6,510,000	$6,510	$30,590	$(413,016)	$221	$(375,695)

See accompanying notes to the consolidated financial statements.

F-4

OAKRIDGE INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	June 30
	2014	2013

Cash Flows from Operating Activities:
Net loss	$(124,763)	$(168,967)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued expenses and other payables	(1,469)	(4,999)
Amounts payable to related parties	47,370	54,762

Net cash used in operating activities	(78,862)	(119,204)

Cash Flows from Financing Activities:
Advances from related parties	119,780	130,000

Net cash provided by financing activities	119,780	130,000

Net increase in cash	40,918	10,796
Cash - beginning of year	10,913	117
Cash - end of year	$51,831	$10,913

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	-	-

See accompanying notes to the consolidated financial statements.

OAKRIDGE INTERNATIONAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

Oakridge International Corporation (the "Company") is a Nevada corporation, incorporated on October 31, 2007. The Company's office is located in Hong Kong and its principal business was trading of electronic components, recycling scrap and electronic Printed Circuit Boards ("PCB"), and the establishment of recycling operations in Asia and Australia. The Company also provides consulting services on product design and marketing promotion utilizing 3D imagery.

On March 25, 2008, the Company commenced its operations in the recycling business by entering into a non-exclusive contract to license a proprietary PCB recycling license technology and has begun the evaluation of this technology. In October 2009, the technology agreement expired. The Company is now focusing on the sourcing, marketing and trading of consumer electronic products, and the provision of consulting services on 3D design.

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

From inception through June 30, 2014, the Company has incurred an accumulated deficit totaling $413,016 at June 30, 2014 and $288,253 at June 30, 2013; and its current liabilities for the relevant fiscal year ended 2014 and 2013 exceed its current assets by $375,695 and $251,153. These factors noted above raise substantial doubt regarding the Company's ability to continue as a going concern.

The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary debt or equity financing to continue operations and the attainment of profitable operations. In addition, the Company is seeking strategic investors and partners to support our business. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, and believes that the actions being taken by the Company provide the opportunity for it to continue as a going concern, there can be no assurances to that effect. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Principles of Consolidation

The consolidated financial statements for the years ended June 30, 2014 and 2013 include the financial statements of the Company and its wholly owned subsidiary Oakridge (Hong Kong) Corporation Limited. The results of subsidiary acquired or sold during the period are consolidated from their effective dates of acquisition or through their effective dates of disposition, respectively.

All significant inter-company transactions and balances have been eliminated in consolidation.

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260 "Earnings per Share." ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Fair Value of Financial Instruments

FASB ASC 820 “Fair Value Measurements” establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

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

The Company follow FASB ASC 740 Which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FASB ASC 740, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FASB ASC 740 also provides guidance on recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At June 30, 2014 and 2013, the Company did not have a liability for unrecognized tax benefits.

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

Revenue Recognition

The Company recognizes its revenue in accordance with ASC 605 “Revenue Recognition.”

Revenue from marketing and trading of consumer electronic products is recognized upon shipment, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer or services have been provided, fees are fixed or determinable and collection of the related receivable is reasonably assured. Revenue is recorded net of estimated product returns, which is based upon the Company's return policy, sales agreements, management estimates of potential future product returns related to current period revenue, current economic trends, changes in customer composition and historical experience.

Revenue from consulting services is recognized when the price is fixed or determinable, persuasive evidence of an arrangement exists, the services are performed, and collectability of the resulting receivable is reasonably assured.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on its financial position, results of operations or cash flows.

4. RELATED PARTY TRANSACTIONS

During the years ended June 30, 2014 and 2013, the President paid $12,821 and $9,187, respectively in expenses on behalf of the Company. As of June 30, 2014 and 2013, there was $22,008 and $9,187, respectively due to the President and this amount is unsecured, non-interest bearing, and due on demand.

During the years ended June 30, 2014 and 2013, Marvel Finance Limited and Marvel Digital Limited, companies controlled by the President, paid $34,549 and $140,881, respectively, in expenses on behalf of the Company and advanced $119,780 and $130,000, respectively, to the Company. As of June 30, 2014 and 2013, $402,336 and $248,228, respectively, was due to Marvel Finance Limited and Marvel Digital Limited, these amounts are unsecured, non-interest bearing, and due on demand.

5. STOCKHOLDERS’ EQUITY

As of June 30, 2014, the Company has 75,000,000 shares authorized and 6,510,000 shares issued and outstanding.

6. INCOME TAXES

No provision was made for income tax for the years ended June 30, 2014 and 2013 as the Company and its subsidiary had operating losses. For the year ended June 30, 2014, the Company and its subsidiary incurred net operating losses for tax purposes of approximately $124,763 (2013: $168,967). The total net operating loss carry-forward of the Company and its subsidiary was $413,016 (2013: $288,253) as of June 30, 2014. The net operating loss carry-forward of the Company may be used to reduce taxable income through the year 2026. The availability of the Company's net operating loss carry-forwards is subject to limitation if there is a 50% or more change in the ownership of the Company's stock.

There was no significant difference between reportable income tax and statutory income tax. The gross deferred tax asset balance as of June 30, 2014 was approximately $126,000 (2013: $95,000). A 100% valuation allowance has been established against the deferred tax asset, as the utilization of the loss carry-forwards cannot reasonably be assured.

As reconciliation between the income taxes computed at the United States and Hong Kong statutory rate and the Group's provision for income taxes is as follows:

	June 30, 2014	June 30, 2013

United States federal income tax rate	35%	35%
Valuation allowance-US federal income tax	35%	35%

Provision for income tax	-	-

Hong Kong statutory rate	16.5%	16.5%
Valuation allowance - Hong Kong Rate	16.5%	16.5%

Provision for income tax	-	-