Form 10-K/A
period 2014-06-30
OAKRIDGE INTERNATIONAL CORP
filed 2014-10-17
CIK 1439724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10 - K/Amendment No.1

[ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended June 30, 2014

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

Tel: +852 8120 0248   Fax: +852 8312 0248

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

EXPLANATORY NOTE

The Company is filing this Amendment No. 1 on Form 10-K to the Company's annual report on Form 10-K for the year ended June 30, 2014, which was originally filed with the Securities and Exchange Commission on October 14, 2014, for the sole purpose of furnishing Exhibit 31.1, Exhibit 31.2, Exhibit 32.1, Exhibit 32.2 and Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from the Company's Form 10-K, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

This Amendment does not reflect events that may have occurred subsequent to the original Form 10K filed on October 14, 2014, and does not modify or update in any way disclosures made in that Form 10-K.

SIGNATURES

In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 17, 2014

OAKRIDGE INTERNATIONAL CORPORATION

By:	/s/ Herbert, Ying Chiu Lee
Name:	Herbert, Ying Chiu Lee
Title:	President and Chief Executive Officer

By:	/s/ Man Chung Chan
Name:	Man Chung Chan
Title:	Treasurer, Secretary, Director
and Chief Financial Officer