Form 10-Q
period 2014-09-30
OAKRIDGE INTERNATIONAL CORP
filed 2014-11-14
CIK 1439724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10 - Q

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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

Tel: +852 8120 0248 | Fax: + 852 8312 0248

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

Yes [ x ]    No [     ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (¡ì232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes[ x ]   No [    ]

On June 30, 2014 the number of shares held by non-affiliates of the registrant was 710,000 shares of common stock. There is no calculation on the aggregate market value of the voting stock held by non-affiliates at the moment, as the Company's shares have not yet traded on the Over-the-counter Bulletin Board.

Solely for the purpose of this calculation, shares held by directors and officers of the registrant have been excluded. Such exclusion should not be deemed a determination or an admission by registrant that such individuals are, in fact, affiliates of the registrant.

The number of common equity shares outstanding as of November 12, 2014 was 6,510,000 shares of Common Stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred under Part II.

TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets - September 30, 2014 and June 30, 2014 (Unaudited)	2

	Consolidated Statements of Operations and Comprehensive Income - Three Months ended September 30, 2014 and 2013 (Unaudited)	3

	Consolidated Statements of Cash Flows - Three Months ended September 30, 2014 and 2013 (Unaudited)	4

	Notes to Consolidated Financial Statements (Unaudited)	5 - 6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	7 - 12

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	12

Item 4.	Controls and Procedures	12 - 13

PART II. OTHER INFORMATION

Item 1	Legal Proceedings	14

Item 1A	Risk Factors	14

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3	Defaults Upon Senior Securities	14

Item 4	(Removed and Reserved)	14

Item 5	Other Information	14

Item 6.	Exhibits	14

SIGNATURES		15

PART I - FINANCIAL INFORMATION

OAKRIDGE INTERNATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	June 30,
	2014	2014
ASSETS
Current assets:
Cash and cash equivalents	$11,783	$51,831
Accounts receivable	23,077	-
Deposit and prepayment	326	-

Total assets	$35,186	$51,831

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accrued expenses and other payables	$4,340	$3,182
Amounts due to related parties	452,039	424,344

Total current liabilities	456,379	427,526

Stockholders' deficit:
Common stock, $0.001 par value, 75,000,000 shares authorized; 6,510,000 shares issued and outstanding	6,510	6,510
Additional paid-in capital	30,590	30,590
Accumulated deficit	(458,555)	(413,016)
Accumulated other comprehensive income	262	221

Total stockholders' deficit	(421,193)	(375,695)

Total liabilities and stockholders' deficit	$35,186	$51,831

See accompanying notes to the unaudited consolidated financial statements.

OAKRIDGE INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
	September 30,
	2014	2013

Net revenues	$23,077	$-
Cost of revenues	(13,525)	-

Gross profit	9,552	-

General and administrative expenses	55,091	27,294

Loss from operations	(45,539)	(27,294)

Other income (expenses)	-	-

Net loss	(45,539)	(27,294)

Other comprehensive income
Foreign currency translation gain	41	-

Comprehensive loss	$(45,498)	$(27,294)

Weighted average number of shares outstanding - basic and diluted	6,510,000	6,510,000

Net loss per share - basic and diluted	$(0.01)	$(0.00)

See accompanying notes to the unaudited consolidated financial statements.

OAKRIDGE INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	September 30,
	2014	2013

Cash Flows from Operating Activities:
Net loss	$(45,539)	$(27,294)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Deposit and prepayment	(326)	-
Accounts receivable	(23,077)	-
Accrued expenses and other payables	1,158	8,849
Amounts payable to related parties	27,736	-

Net cash used in operating activities	(40,048)	(18,445)

Cash Flows from Financing Activities:
Advances from related parties	-	25,642

Net cash provided by financing activities	-	25,642

Net (decrease) / increase in cash	(40,048)	7,197
Cash - beginning of period	51,831	10,913
Cash - end of period	$11,783	$18,110

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	-	-

See accompanying notes to the unaudited consolidated financial statements.

OAKRIDGE INTERNATIONAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

2. INTERIM FINANCIAL STATEMENTS

The accompanying consolidated financial statements of the Company and its subsidiary have been prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP") and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for interim financial information and should be read in conjunction with the audited financial statements and notes thereto for the year ended June 30, 2014. They do not include all information and footnotes required by GAAP for complete financial statements. However, there has been no material change in the information disclosed in the notes to the financial statements for the year ended June 30, 2014 included in the Company’s Form 10-K filed with the SEC on October 14, 2014. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position and results of operations for the interim period presented have been included. Operating results for the interim period are not necessary indicative of the results that may be expected for the respective full year.

3. GOING CONCERN

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

The Company has experienced net losses of $45,539 and $27,294 for the three months ended September 30, 2014 and 2013, respectively, and as of September 30, 2014 and June 30, 2014, the Company has stockholders’ deficit of $458,555 and $413,016, and has its current liabilities exceed its current assets by $421,193 and $375,695, respectively. These factors noted above raise substantial doubt regarding the Company's ability to continue as a going concern.

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

OAKRIDGE INTERNATIONAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4. RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2014 and 2013, the President paid $26 and $Nil, respectively, in expenses on behalf of the Company and advanced $Nil and $12,821, respectively, to the Company. As of September 30, 2014 and June 30, 2014, there was $22,034 and $22,008, respectively due to the President and this amount is unsecured, non-interest bearing, and due on demand.

During the three months ended September 30, 2014 and 2013, Marvel Finance Limited and Marvel Digital Limited, companies controlled by the President, paid $27,710 and $Nil, respectively, in expenses on behalf of the Company and advanced $Nil and $12,821, respectively, to the Company. As of September 30, 2014 and June 30, 2014, there was $416,480 and $402,336, respectively, due to Marvel Finance Limited, this amount is unsecured, non-interest bearing, and due on demand.

As of September 30, 2014, the Company has an amount of $13,525 due to Marvel Digital Productions Limited, which is also a company controlled by the President, in respect of the consulting services provided to the Company during the three months ended September 30, 2014.

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

Critical Accounting Policy and Estimates

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended September 30, 2014

Operation Overview

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

For the three months ended September 30, 2014, we earned revenue of $23,077 from 3D design services and consulting services. In 2013, the Group focused on trading of raw materials from PCB factories and electronic components and consumer electronics, but without success. In the second half of 2014 fiscal year, the Company determined to focus on the growth products in the consumer electronics business by focusing on the 4K and high definition TVs. In order to enter this segment, the Company determined to develop and focus on providing 3D content design services and the conversion of 2D to 3D content and conversion solutions as the initial step prior to entering the sourcing, marketing and trading of television display and monitors in the consumer electronics business. Starting from March 2014, we commenced our business and today we have 8 staff working in this business unit of content provisioning. Going forward, the Company will continue to focus on its primary business in the 3D content provisioning and 2D to 3D conversion services. A summary of our future plans is described below.

General

The Company believes that there is a growing demand for high definition displays in the near future due to technology innovation and advancement. Today, users are not satisfied with ordinary displays but are more accustom to high definition. For example the high end smart phones are equipped with cameras that can take up to 16 mega pixel cameras and some with even 4K high definition capability. Soon these camera specifications will become the norm. As such there is a tremendous opportunity to enter this growing market.

The Company’s strategy is to start with the provisioning of contents and conversion services to build a name as a digital content provider for high definition displays. Then once we have recognition in the market place we will then migrate into the marketing and sale of 3D and high definition displays.

The Company intends to source, market and sell a variety of consumer electronic display products to international markets under our own or our customers’ brand names. The intended products include 4K TVs, 3D TVs, high definition mobile devices, high definition and 3D computer monitors.

In the future, the Company intends to work with design house to secure innovative products for marketing and distribution in the international markets.

The Company further intends to try to secure by either acquisition or through licensing programs, international brands for our high end electronic display products.

Build Up of Future Operational Infrastructure

The Company believes it should build up its business operations so that it will possess an advantage over its competitors due to the combination of: i) having a content service that can drive the hardware sales ii) having a recognition brand iii) an infrastructure with experienced personnel in servicing and providing logistic support for mass merchant channels iv) sourcing of innovative display products from design house.

The Company intends to build up its core competencies in provisioning of 3D designing services and conversion services to drive our name in the market. In addition, the Company intends to source innovative designs and display products to offer a broad variety of current and new consumer electronic products to customers offering high definition displays. Furthermore, the Company intends to enter into brand licensing arrangements to use trade names and trademarks on products to earn higher profit margin on the high end display products.

The Company's new core business will consist of 3D content provisioning and then selling, distributing and licensing various low to high priced consumer electronic products offering high definition displays and 3D auto-stereoscopic (glasses-free) displays. It is planned that a substantial portion of the Company's marketing and sales efforts are concentrated in the Asia Pacific and Europe region, although we also sell our products in certain other international regions. We will now focus our business and plan to pursue one stop content solutions in the whole 3D business chain and to expand this Business Unit with a focus on provision of the most advanced 3D display technology and services for implementation of digital signage, education, and consumer electronics initially in great Asia area and then to other regions.

Marketing and Growth Strategy

Oakridge provides content design consulting services including content creation and conversion from 2D to 3D that enables the broadcasters, TV channels, movies, digital signage, healthcare, education and any industries using consumer electronic displays. The business mainly concentrates on providing one stop solutions in the whole 3D content production chain, including 3D multi-view multimedia production services, cloud based 2D to 3D multi-view conversion, implanted automatic 2D to 3D multi-view conversion. At the beginning, the Group intends to enter the 3D market as a 3D content provider by firstly establish the brand image and accumulate reputation in this field. Later on, as our brand attains certain recognition in the market place, the Group plans to source, market, and sell a variety of consumer electronic displays products to international markets under our own brand names or obtained license to use other customers’ brand names. The particular future sourcing products include 4K displays, 3D displays, 3D auto-stereoscopic displays, or even 4K/8K 3D auto-stereoscopic display which is the most remarkable and trendy foci in the current 3D market.

We are able to generate two separate revenue streams namely; content consulting services, and selling of 3D and high definition displays. As we are providing both the software and hardware solutions in the entire 3D market, we plan to use our brand name to the end users and distributors in both sectors.

The Company believes growth opportunities exist through the implementation of the following:

*	provide 3D content services including 2D to 3D conversion services to drive the demand for high definition displays;
*	source innovative consumer electronic products by securing product designs;
*	create distribution channels for customers offering branded products;
*	expansion of the Company's customer base in the Asia Pacific region through our contacts and relationship of our directors and outside sales representative organizations;
*	development of the Company's direct to consumer sales channel, primarily through the development of our website; and
*	expansion through strategic mergers with and acquisitions of other businesses.

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

Summary of Our Plans

To implement our business plan, apart from additional financing, we will need to negotiate and secure contracts with acceptable terms for:

*	Promote our name in the 3D content provisioning and 2D to 3D conversion services in the market place;
*	Sourcing of innovative and competitive electronic products from design houses;
*	Securing reliable and quality display manufacturers;
*	Securing customers for our products; and
*	Securing and entering into brands and licensing arrangements.

Competition

The Company will compete in the all priced sector of the consumer electronics market that have displays such s TVs, smartphones, and tablet markets. We estimate that the Company has several dozen competitors that are manufacturers and/or distributors, many of which are much larger and have greater financial resources than the Company. The Company competes primarily on the basis of:

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

Twelve Months Operating Plan

Over the next twelve months, our operating plan will be focused on developing our operations in the provision of 3D content creation and conversion services, and the sourcing of consumer electronic display products. Over the next twelve months we will focus on developing and building our 3D content creation and conversion services to get our reputation in the market as a total design and conversion solution provider. After we have built up our reputation in the market place, we will extend our sales to include the 3D TV displays. We will recruit a sales and marketing team to source popular consumer electronic products and to identify suitable manufacturers for these products. Our marketing team will then try to match these products and services to our customers.

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

As of September 30, 2014, we have 8 staff, including our two directors, in the Company. Subject to financing, in the next twelve months, we plan to hire consultants in Hong Kong and China to undertake and implement the operational plans.

Results of Operations

FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2014 AND 2013

REVENUES

For the three months ended September 30, 2014 and 2013, the Company has recorded revenue of $23,077 and $Nil respectively and incurred cost of revenue of $13,525 and $Nil, respectively, and resulting in a gross profit of $9,552 and $Nil respectively. We hope to generate additional revenue when we receive more contracts and as we continue to develop the business.

OPERATING EXPENSES

For the three months ended September 30, 2014 and 2013, the Company had derived gross profit of $9,552 and $Nil and incurred total operating expenses were $55,091 and $27,294, respectively, all of which were general and administrative expenses for both periods. Our net loss to our shareholders for the three months ended September 30, 2014 and 2013 was $45,539 and $27,294, respectively.

Liquidity and Capital Resources

We do not have sufficient resources to accomplish our business plans. As of September 30, 2014, we had $11,783 in cash.

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

Going Concern Consideration

The Company had realized revenue of $23,077 and incurred a net loss of $45,539 for the three months ended September 30, 2014 and an accumulated deficit of $458,555 as of September 30, 2014. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in emerging markets and the competitive environment in which the Company operates. The Company is pursuing financing for its operations. In addition the Company has commenced operations to earn revenues. Failure to secure such financing, to raise additional equity capital and to earn revenue may result in the Company depleting its available funds and not being able to pay its obligations. These consolidated financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date (the "Evaluation Date") within forty (40) days prior to the filing of our September 30, 2014 Form 10-Q

Based upon that evaluation, our Management has concluded that, as of September 30, 2014, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic filings with the SEC.

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

Our management, with the participation of its CEO and President, assessed the effectiveness of our internal control over financial reporting as of September 30, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of The Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment under such criteria, management concluded that our internal controls over financial reporting were not effective as of September 30, 2014 due to control deficiencies that constituted material weaknesses. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the period ended September 30, 2014 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

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

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED)

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(1)	Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on July 14, 2008
Filed herewith

SIGNATURES

In accordance with to requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Oakridge International Corporation
a Nevada corporation

/s/ Herbert, Ying Chiu Lee
---------------------------------------
Herbert, Ying Chiu Lee
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Herbert, Ying Chiu Lee	November 13, 2014
--------------------------------------------
Herbert, Ying Chiu Lee
Its:	CEO, President

By:	/s/ Man Chung Chan
--------------------------------------------
Man Chung Chan
Its:	Treasurer, Secretary, CFO