Form 10-K/A
period 2014-06-30
OAKRIDGE INTERNATIONAL CORP
filed 2014-12-24
CIK 1439724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K Amendment No. 2

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

EXPLANATORY NOTE

The purpose of this Amendment No. 2 on Form 10-K/A (the Amendment No. 2) is to include the Chief Executive Officer’s signature on the registrant’s behalf and refile the Form 10K with updated certification.

There are no other changes to the Original Form 10-K and the 10-K/A No.1 other than those set forth in this Amendment. This amendment does not reflect events occurring after the filing of the Original Form 10-K and 10-K/A No.1, nor does it modify or update disclosures therein in any way other than as required to reflect the amended sections of the Original Form 10-K  and 10-K/A No.1 as set forth in this Amendment.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 34, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th of December, 2014.

Oakridge International Corporation
a Nevada corporation

/s/ Herbert, Ying Chiu Lee
---------------------------------------
Herbert, Ying Chiu Lee
Chief Executive Officer

/s/ Man Chung Chan
---------------------------------------
Man Chung Chan
Treasurer, Secretary, and CFO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Herbert, Ying Chiu Lee	December 24, 2014
--------------------------------------------
Herbert, Ying Chiu Lee
Its:	CEO, President

By:	/s/ Man Chung Chan
--------------------------------------------
Man Chung Chan
Its:	Treasurer, Secretary, CFO

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

/s/ MaloneBailey, LLP www.malonebailey.com Houston, Texas December 24, 2014

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