Form 10-Q
period 2014-12-31
OAKRIDGE INTERNATIONAL CORP
filed 2015-02-19
CIK 1439724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10 - Q

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from [ ] to [ ]

Commission File Number: 333-152312

(Exact Name of Registrant as Specified in Its Charter)

Nevada	98-0648307
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

7/F., Siu On Centre, 188 Lockhart Road Wanchai, Hong Kong	n/a
(Address of Principal Executive Offices)	(Zip Code)

Tel: +852 8120 7213   |   Fax: + 852 8312 0248

(Registrant's Telephone Number, Including Area Code)

Not Applicable

(Former Name, Former Address and Former

Fiscal Year if Changed Since Last Report)

Securities registered under Section 12(b) of the Act:

Title of each class registered: ------------------------------------------ None	Name of each exchange on which registered: -------------------------------------------------------------- None

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

Yes [ x ]    No [     ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

The number of common equity shares outstanding as of February 13, 2015 was 6,510,000 shares of Common Stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred under Part II.

TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets - December 31, 2014 and June 30, 2014 (Unaudited)	2

	Consolidated Statements of Operations and Comprehensive Income - Three and Six Months Ended December 31, 2014 and 2013 (Unaudited)	3

	Consolidated Statements of Cash Flows - Six Months ended December 31, 2014 and 2013 (Unaudited)	4

	Notes to Consolidated Financial Statements (Unaudited)	5 - 6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	7 - 12

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	12

Item 4.	Controls and Procedures	12 - 13

PART II. OTHER INFORMATION

Item 1	Legal Proceedings	14

Item 1A	Risk Factors	14

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3	Defaults Upon Senior Securities	14

Item 4	(Removed and Reserved)	14

Item 5	Other Information	14

Item 6.	Exhibits	14

SIGNATURES		15

PART I - FINANCIAL INFORMATION

OAKRIDGE INTERNATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31,	June 30,
	2014	2014
ASSETS
Current assets:
Cash and cash equivalents	$24,877	$51,831
Accounts receivable	19,231	-
Deposit and prepayment	26	-

Total assets	$44,134	$51,831

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accrued expenses and other payables	$5,250	$3,182
Amounts due to related parties	503,320	424,344

Total current liabilities	508,570	427,526

Stockholders' deficit:
Common stock, $0.001 par value, 75,000,000 shares authorized; 6,510,000 shares issued and outstanding	6,510	6,510
Additional paid-in capital	30,590	30,590
Accumulated deficit	(501,875)	(413,016)
Accumulated other comprehensive income	339	221

Total stockholders' deficit	(464,436)	(375,695)

Total liabilities and stockholders' deficit	$44,134	$51,831

See accompanying notes to the unaudited consolidated financial statements.

OAKRIDGE INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013

Net revenues	$19,231	$-	$42,308	$-
Cost of revenues	-	-	(13,525)	-

Gross profit	19,231	-	28,783	-

General and administrative expenses	62,551	30,157	117,642	57,451

Loss from operations	(43,320)	(30,157)	(88,859)	(57,451)

Other income (expenses)	-	-	-	-

Net loss	(43,320)	(30,157)	(88,859)	(57,451)

Other comprehensive income
Foreign currency translation gain	77	-	118	-

Comprehensive loss	$(43,243)	$(30,157)	$(88,741)	$(57,451)

Weighted average number of shares outstanding - basic and diluted	6,510,000	6,510,000	6,510,000	6,510,000

Net loss per share - basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)

See accompanying notes to the unaudited consolidated financial statements.

OAKRIDGE INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	December 31,
	2014	2013

Cash Flows from Operating Activities:
Net loss	$(88,859)	$(57,451)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Deposit and prepayment	(26)	-
Accounts receivable	(19,231)	-
Accrued expenses and other payables	2,068	(3,074)

Net cash used in operating activities	(106,048)	(60,525)

Cash Flows from Financing Activities:
Advances from related parties	79,094	58,278

Net cash provided by financing activities	79,094	58,278

Net decrease in cash	(26,954)	(2,247)
Cash - beginning of period	51,831	10,913
Cash - end of period	$24,877	$8,666

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	-	-

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

The Company has experienced net losses of $88,859 and $57,451 for the six months ended December 31, 2014 and 2013, respectively, and as of December 31, 2014 and June 30, 2014, the Company has stockholders’ deficit of $464,436 and $375,695, respectively. These factors noted above raise substantial doubt regarding the Company's ability to continue as a going concern.

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

OAKRIDGE INTERNATIONAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4. RELATED PARTY TRANSACTIONS

As of December 31, 2014 and June 30, 2014, there was $22,034 and $22,008, respectively due to the President and this amount is unsecured, non-interest bearing, and due on demand.

As of December 31, 2014 and June 30, 2014, there was $467,761 and $402,336, respectively, due to a related entity controlled by the President, and this amount is unsecured, non-interest bearing, and due on demand.

As of December 31, 2014, the Company has an amount of $13,525 due to another related entity controlled by the President, in respect of the consulting services provided to the Company during the six months ended December 31, 2014.

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

Critical Accounting Policy and Estimates

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended December 31, 2014.

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

For the six months ended December 31, 2014, we earned revenue of $42,308 from 3D design services and consulting services. In 2013, the Group focused on trading of raw materials from PCB factories and electronic components and consumer electronics, but without success. In the second half of 2014 fiscal year, the Company determined to focus on the growth products in the consumer electronics business by focusing on the 4K and high definition TVs. In order to enter this segment, the Company determined to develop and focus on providing 3D content design services and the conversion of 2D to 3D content and conversion solutions as the initial step prior to entering the sourcing, marketing and trading of television display and monitors in the consumer electronics business. Starting from March 2014, we commenced our business and today we have 8 staff working in this business unit of content provisioning. Going forward, the Company will continue to focus on its primary business in the 3D content provisioning and 2D to 3D conversion services. A summary of our future plans is described below.

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

Competition

The Company will compete in the all priced sector of the consumer electronics market that have displays such as TVs, smartphones, and tablet markets. We estimate that the Company has several dozen competitors that are manufacturers and/or distributors, many of which are much larger and have greater financial resources than the Company. The Company competes primarily on the basis of:

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
Employees

As of December 31, 2014, we have 8 staff, including our two directors, in the Company. Subject to financing, in the next twelve months, we plan to hire consultants in Hong Kong and China to undertake and implement the operational plans.

Results of Operations

FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 2014 AND 2013

REVENUES

For the three months ended December 31, 2014 and 2013, the Company has recorded revenue of $19,231 and $Nil respectively and incurred cost of revenue of $Nil and $Nil, respectively, and resulting in a gross profit of $19,231 and $Nil respectively. We hope to generate additional revenue when we receive more contracts and as we continue to develop the business.

OPERATING EXPENSES

For the three months ended December 31, 2014 and 2013, the Company had derived gross profit of $19,231 and $Nil and incurred total operating expenses were $62,551 and $30,157, respectively, all of which were general and administrative expenses for both periods. Our net loss to our shareholders for the three months ended December 31, 2014 and 2013 was $43,320 and $30,157, respectively.

FOR THE SIX MONTH PERIOD ENDED DECEMBER 31, 2014 AND 2013

REVENUES

For the six months ended December 31, 2014 and 2013, the Company has recorded revenue of $42,308 and $Nil respectively and incurred cost of revenue of $13,525 and $Nil, respectively, and resulting in a gross profit of $28,783 and $Nil respectively. We hope to generate additional revenue when we receive more contracts and as we continue to develop the business.

OPERATING EXPENSES

For the six months ended December 31, 2014 and 2013, the Company had derived gross profit of $28,783 and $Nil and incurred total operating expenses were $117,642 and $57,451, respectively, all of which were general and administrative expenses for both periods. Our net loss to our shareholders for the six months ended December 31, 2014 and 2013 was $88,859 and $57,451, respectively.

Liquidity and Capital Resources

We do not have sufficient resources to accomplish our business plans. As of December 31, 2014, we had $24,877 in cash.

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

Going Concern Consideration

The Company had realized revenue of $42,308 and incurred a net loss of $88,859 for the six months ended December 31, 2014 and had an accumulated deficit of $501,875 as of December 31, 2014. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in emerging markets and the competitive environment in which the Company operates. The Company is pursuing financing for its operations. In addition the Company has commenced operations to earn revenues. Failure to secure such financing, to raise additional equity capital and to earn revenue may result in the Company depleting its available funds and not being able to pay its obligations. These consolidated financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date (the "Evaluation Date") within forty (40) days prior to the filing of our December 31, 2014 Form 10-Q.

Based upon that evaluation, our Management has concluded that, as of December 31, 2014, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic filings with the SEC.

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

Our management, with the participation of its CEO and President, assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of The Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment under such criteria, management concluded that our internal controls over financial reporting were not effective as of December 31, 2014 due to control deficiencies that constituted material weaknesses. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the period ended December 31, 2014 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

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

By:	/s/ Herbert, Ying Chiu Lee	February 19, 2015
--------------------------------------------
Herbert, Ying Chiu Lee
Its:	CEO, President

By:	/s/ Man Chung Chan
--------------------------------------------
Man Chung Chan
Its:	Treasurer, Secretary, CFO