Form 10-Q
period 2015-03-31
OAKRIDGE INTERNATIONAL CORP
filed 2015-05-19
CIK 1439724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10 - Q

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from [ ] to [ ]

Commission File Number: 333-152312

(Exact Name of Registrant as Specified in Its Charter)

Nevada	98-0648307
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

7/F., Siu On Centre, 188 Lockhart Road, Wanchai, Hong Kong	n/a
(Address of Principal Executive Offices)	(Zip Code)

Tel: +852 8120 7213 | Fax: +1 323 843 1095

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

The number of common equity shares outstanding as of May 15, 2015 was 6,510,000 shares of Common Stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred under Part II.

TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets - March 31, 2015 and June 30, 2014 (Unaudited)	2

	Consolidated Statements of Operations and Comprehensive Income - Three and Nine Months Ended March 31, 2015 and 2014 (Unaudited)	3

	Consolidated Statements of Cash Flows - Nine Months ended March 31, 2015 and 2014 (Unaudited)	4

	Notes to Consolidated Financial Statements (Unaudited)	5 - 6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	7 - 12

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	12

Item 4.	Controls and Procedures	12 - 13

PART II. OTHER INFORMATION

Item 1	Legal Proceedings	14

Item 1A	Risk Factors	14

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3	Defaults Upon Senior Securities	14

Item 4	(Removed and Reserved)	14

Item 5	Other Information	14

Item 6.	Exhibits	14

SIGNATURES		15

PART I - FINANCIAL INFORMATION

OAKRIDGE INTERNATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	June 30,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$7,809	$51,831
Deposit and prepayment	326	-

Total assets	$8,135	$51,831

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accrued expenses and other payables	$3,559	$3,182
Amounts due to related parties	501,440	424,344

Total current liabilities	504,999	427,526

Stockholders' deficit:
Common stock, $0.001 par value, 75,000,000 shares authorized; 6,510,000 shares issued and outstanding	6,510	6,510
Additional paid-in capital	30,590	30,590
Accumulated deficit	(534,305)	(413,016)
Accumulated other comprehensive income	341	221

Total stockholders' deficit	(496,864)	(375,695)

Total liabilities and stockholders' deficit	$8,135	$51,831

See accompanying notes to the unaudited consolidated financial statements.

OAKRIDGE INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014

Net revenues	$15,384	$17,628	$57,692	$17,628

Cost of revenues	-	-	(13,525)	-

Gross profit	15,384	17,628	44,167	17,628

General and administrative expenses	47,814	40,406	165,456	97,857

Loss from operations	(32,430)	(22,778)	(121,289)	(80,229)

Other income (expenses)	-	-	-	-

Net loss	(32,430)	(22,778)	(121,289)	(80,229)

Other comprehensive income
Foreign currency translation gain	2	92	120	92

Comprehensive loss	$(32,428)	$(22,686)	$(121,169)	$(80,137)

Weighted average number of shares outstanding - basic and diluted	6,510,000	6,510,000	6,510,000	6,510,000

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.02)	$(0.01)

See accompanying notes to the unaudited consolidated financial statements.

OAKRIDGE INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	March 31,
	2015	2014

Cash Flows from Operating Activities:
Net loss	$(121,289)	$(80,229)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts receivable	-	(17,628)
Deposit and prepayment	(326)	(200)
Accrued expenses and other payables	377	21,843

Net cash used in operating activities	(121,238)	(76,214)

Cash Flows from Financing Activities:
Advances from related parties	77,216	68,151

Net cash provided by financing activities	77,216	68,151

Net decrease in cash	(44,022)	(8,063)
Cash - beginning of period	51,831	10,913
Cash - end of period	$7,809	$2,850

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	-	-

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

The Company has experienced net losses of $121,289 and $80,229 for the nine months ended March 31, 2015 and 2014, respectively, and as of March 31, 2015 and June 30, 2014, the Company has stockholders’ deficit of $496,864 and $375,695, respectively. These factors noted above raise substantial doubt regarding the Company's ability to continue as a going concern.

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

OAKRIDGE INTERNATIONAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4. RELATED PARTY TRANSACTIONS

As of March 31, 2015 and June 30, 2014, there was $Nil and $22,008, respectively due to the President and this amount is unsecured, non-interest bearing, and due on demand.

As of March 31, 2015 and June 30, 2014, there was $501,440 and $402,336, respectively, due to a related entity controlled by the President, and this amount is unsecured, non-interest bearing, and due on demand.

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

Critical Accounting Policies and Estimates

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended March 31, 2015.

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

For the nine months ended March 31, 2015, we earned revenue of $57,692 from 3D design services and consulting services. In 2013, the Group focused on trading of raw materials from PCB factories and electronic components and consumer electronics, but without success. In the second half of 2014 fiscal year, the Company determined to focus on the growth products in the consumer electronics business by focusing on the 4K and high definition TVs. In order to enter this segment, the Company determined to develop and focus on providing 3D content design services and the conversion of 2D to 3D content and conversion solutions as the initial step prior to entering the sourcing, marketing and trading of television display and monitors in the consumer electronics business. Starting from March 2014, we commenced our business and today we have 9 staff working in this business unit of content provisioning. Going forward, the Company will continue to focus on its primary business in the 3D content provisioning and 2D to 3D conversion services. A summary of our future plans is described below.

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

For the period under review, the Group has started to explore the electronics solutions for smart home market. The Company intends to dedicate one staff in this growing industry.

For the three months ended March 31, 2015 under review, the Group earned $15,384 for provisioning of content consulting services.

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

Marketing and Growth Strategy

Oakridge provides content design consulting services including content creation and conversion from 2D to 3D that enables the broadcasters, TV channels, movies, digital signage, healthcare, education and any industries using consumer electronic displays. The business mainly concentrates on providing one stop solutions in the whole 3D content production chain, including 3D multi-view multimedia production services, cloud based 2D to 3D multi-view conversion, implanted automatic 2D to 3D multi-view conversion. At the beginning, the Group intends to enter the 3D market as a 3D content provider by firstly establishing the brand image and accumulating reputation in this field. Later on, as our brand attains certain recognition in the market place, the Group plans to source, market, and sell a variety of consumer electronic displays products to international markets under our own brand names or obtained license to use other customers’ brand names. The particular future sourcing products include 4K displays, 3D displays, 3D auto-stereoscopic displays, or even 4K/8K 3D auto-stereoscopic display which is the most remarkable and trendy foci in the current 3D market.

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

Summary of Our Plans

To implement our business plan, apart from additional financing, we will need to negotiate and secure contracts with acceptable terms for:

*	Promoting our name in the 3D content provisioning and 2D to 3D conversion services in the market place;
*	Sourcing of innovative and competitive electronic products from design houses;
*	Securing reliable and quality display manufacturers;
*	Securing customers for our products; and
*	Securing and entering into brands and licensing arrangements.

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
Employees

As of March 31, 2015, we have 9 staff, including our two directors, in the Company. Subject to financing, in the next twelve months, we plan to hire consultants in Hong Kong and China to undertake and implement the operational plans.

Results of Operations

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2015 AND 2014

REVENUES

For the three months ended March 31, 2015 and 2014, the Company has recorded revenue of $15,384 and $17,628 respectively and incurred cost of revenue of $Nil and $Nil, respectively, and resulting in a gross profit of $15,384 and $17,628 respectively. We hope to generate additional revenue when we receive more contracts and as we continue to develop the business.

OPERATING EXPENSES

For the three months ended March 31, 2015 and 2014, the Company had derived gross profit of $15,384 and $17,628 and incurred total operating expenses were $47,814 and $40,406, respectively, all of which were general and administrative expenses for both periods. Our net loss to our shareholders for the three months ended March 31, 2015 and 2014 was $32,430 and $22,778, respectively.

FOR THE NINE MONTH PERIOD ENDED MARCH 31, 2015 AND 2014

REVENUES

For the nine months ended March 31, 2015 and 2014, the Company has recorded revenue of $57,692 and $17,628 respectively and incurred cost of revenue of $13,525 and $Nil, respectively, and resulting in a gross profit of $44,167 and $17,628 respectively. We hope to generate additional revenue when we receive more contracts and as we continue to develop the business.

OPERATING EXPENSES

For the nine months ended March 31, 2015 and 2014, the Company had derived gross profit of $44,167 and $17,628 and incurred total operating expenses were $165,456 and $97,857, respectively, all of which were general and administrative expenses for both periods. Our net loss to our shareholders for the nine months ended March 31, 2015 and 2014 was $121,289 and $80,229, respectively.

Liquidity and Capital Resources

We do not have sufficient resources to accomplish our business plans. As of March 31, 2015, we had $7,809 in cash.

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

Going Concern Consideration

The Company had realized revenue of $57,692 and incurred a net loss of $121,289 for the nine months ended March 31, 2015 and had an accumulated deficit of $534,305 as of March 31, 2015. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in emerging markets and the competitive environment in which the Company operates. The Company is pursuing financing for its operations. In addition the Company has commenced operations to earn revenues. Failure to secure such financing, to raise additional equity capital and to earn revenue may result in the Company depleting its available funds and not being able to pay its obligations. These consolidated financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date (the "Evaluation Date") within forty (40) days prior to the filing of our March 31, 2015 Form 10-Q

Based upon that evaluation, our Management has concluded that, as of March 31, 2015, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic filings with the SEC.

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

Our management, with the participation of its CEO and President, assessed the effectiveness of our internal control over financial reporting as of March 31, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of The Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment under such criteria, management concluded that our internal controls over financial reporting were not effective as of March 31, 2015 due to control deficiencies that constituted material weaknesses. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the period ended March 31, 2015 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

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

By:	/s/ Herbert, Ying Chiu Lee	May 19, 2015
--------------------------------------------
Herbert, Ying Chiu Lee
Its:	CEO, President

By:	/s/ Man Chung Chan
--------------------------------------------
Man Chung Chan
Its:	Treasurer, Secretary, CFO