Form 10-K
period 2015-06-30
OAKRIDGE INTERNATIONAL CORP
filed 2015-11-03
CIK 1439724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10 – K

[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

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

Tel: +852 8120 7213 Fax: +1 323 843 1095
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

Yes [ x ] No [ ]

On September 30, 2015, the number of shares held by non-affiliates of the registrant was 712,000 shares of common stock. There is no calculation on the aggregate market value of the voting stock held by non-affiliates at the moment, as the Company's shares have not yet traded on the Over-the-counter Bulletin Board.

Solely for the purpose of this calculation, shares held by directors and officers of the registrant have been excluded. Such exclusion should not be deemed a determination or an admission by registrant that such individuals are, in fact, affiliates of the registrant.

The number of common equity shares outstanding as of September 30, 2015 was 6,510,000 shares of Common Stock, $0.001 par value.

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

PART IV
ITEM 15	Exhibits, Financial Statement Schedules	19

SIGNATURES		20

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

For the year ended June 30, 2015, we earned revenue of $57,692 from 3D design services and consulting services. In the second half of 2014, the Company determined to focus on the growth products in the consumer electronics business by focusing on the 4K and high definition TVs. In order to enter this segment, the Company determined to develop and focus on providing 3D content design services and the conversion of 2D to 3D content and conversion solutions as the initial step prior to entering the sourcing, marketing and trading of television display and monitors in the consumer electronics business. Today we have 7 staff working in this business unit of content provisioning. Going forward, the Company will focus on its business scope in the 3D content provisioning and 2D to 3D conversion services. A summary of our future plans is described below.

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

The Company intends to source, market, and sell a variety of consumer electronic display products to international markets under our own brand names or under our customers’ brand names. The intended products include 4K TVs, 3D TVs, high definition mobile devices, high definition and 3D computer monitors.

In the future, the Company intends to work with design house to secure innovative products for marketing and distribution in the international markets.

The Company further intends to try to secure by either acquisition or through licensing programs, international brands for our high end electronic display products.

During the financial year under review, the Group has started the consulting services for 3D display and solutions and earned a total revenue of $57,692.

Build Up of Future Operational Infrastructure

The Company believes it should build up its business operations so that it will possess an advantage over its competitors due to the combination of: i) having a content service that can drive the hardware sales, ii) having a recognition brand iii) having an infrastructure with experienced personnel in servicing and providing logistic support for mass merchant channels iv) sourcing of innovative display products from design house.

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

The Company’s new core business will consist of first 3D content provisioning and then selling, distributing, and licensing various low to high priced consumer electronic products offering high definition displays and 3D auto-stereoscopic (glasses-free) displays. It is planned that a substantial portion of the Company’s marketing and sales efforts are concentrated in the Asia Pacific and Europe region, although we also sell our products and services in certain other international regions. We will now focus our business and plan to pursue one stop content solutions in the whole 3D business chain and to expand this business unit with a focus on provision of the most advanced 3D display technology and services for implementation of digital signage, education and consumer electronics initially in great Asia area and then to other regions.

Marketing and Growth Strategy

The Company provides content design consulting services including content creation and conversion from 2D to 3D that enables the broadcasters, TV channels, movies, digital signage, healthcare, education and any industries using consumer electronic displays. The business mainly concentrates on providing one stop solutions in the whole 3D content production chain, including 3D multi-view multimedia production services, cloud based 2D to 3D multi-view conversion, implanted automatic 2D to 3D multi-view conversion. At the beginning, the Group intends to enter the 3D market as a 3D content provider by firstly establishing the brand image and accumulating reputation in this field. Later on, as our brand attains certain recognition in the market place, the Group plans to source, market, and sell a variety of consumer electronic displays products to international markets under our own brand names or obtained license to use other customers’ brand names. The particular future sourcing products include 4K displays, 3D displays, 3D auto-stereoscopic displays, or even 4K/8K 3D auto-stereoscopic display which is the most remarkable and trendy foci in the current 3D market.

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

Summary of Our Plans

To implement our business plans, apart from additional financing, we will need to negotiate and secure contracts with acceptable terms for:

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

During the period from inception on October 31, 2007 through June 30, 2015, we incurred net losses of approximately $588,958. In November 2008, the Company sold scrap PCBs for $11,295 for a net profit of $474. After that our business success was dependent on our ability to trade consumer electronics products and provision of 3D content creation and conversion service business. The success of these businesses will depend upon a number of factors including but not limited to, our skill technical experts who can provide the professional creativities to satisfy our target customers and our ability to deliver the 3D content conversion services. None of these factors is demonstrated by our historic performance to date and there is no assurance we will be able to accomplish them in order to sustain our operations. We may never develop profitable operations. As a result, there is no assurance of future successful performance of our business.

Our financial condition raises substantial doubt about our ability to continue as a going concern. You will be unable to determine whether we will ever become profitable.

Our independent auditors have indicated in their audit report for the year ended June 30, 2015 that there is substantial doubt about our ability to continue as a going concern over the next twelve months. Our poor financial condition could inhibit our ability to achieve our business plans and therefore an investor cannot determine if we will ever become profitable.

If we do not obtain additional financing, our business will fail.

We have determined our current operating funds are not sufficient to complete our intended business objectives. As of June 30, 2015, we had cash on hand in the amount of $9,281. We will need to raise additional capital in order to cover the costs of implementing our business plans. We estimate that we will need to raise $1.0 million to fully execute our operating plans. For the next 12 months, we will require a minimum of $25,000 to pay for the ongoing corporate costs of annual filing fees, audit, accounting, and office related cost. We do not currently have any arrangements for financing and may not be able to find such financing if required to fund our business plans. We currently do not have any significant operations and we have had modest revenue. Our President, Mr. Lit Wai Sun, has indicated that he is prepared to support the Company to cover our operating costs over the next 12 months, but there are no formal arrangements in this regard. He is not legally obligated to loan funds to the Company. There is no guarantee that we will have his financial support.

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

Even if we source licensed content producing software, we may not be able to secure customers on acceptable terms. Without customers purchasing our 3D content creation and conversion services, we will not be able to proceed with our business plans.

Our major shareholder owns 75.00% of our outstanding common stock, and it could exercise significant control over corporate decisions that may be disadvantageous to minority shareholders.

Our major shareholder Masterco International Limited, owns approximately 75.00% of the outstanding shares of our common stock. Accordingly, it will have a significant influence in determining the outcome of all corporate transactions, including mergers, consolidations, and the sale of all or substantially all of our assets. It will also have the power to influence a change in control. The interests of Masterco International Limited may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

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

Our management team is currently not earning salary or receiving expenses, which may affect the implementation of our business plans.

Our President, Mr. Lit Wai Sun, anticipates that during the next 12 months he will devote approximately 15% of his time to our business, also in an unpaid capacity. Mr. Sun may not be able to devote the time necessary to our business to assure successful implementation of our business plans.

Our business may be adversely affected if we cannot retain our management.

The success of our business is dependent upon the expertise of management. We have not obtained any key person life insurance relating to the management. If we lose their services, we may not be able to hire and retain other management with comparable experience. As a result, the loss of their services could adversely affect our future revenues.

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

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser's written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000, or annual income exceeding $200,000 individually or $300,000 together with his or her spouse, is considered an accredited investor. In addition, under the penny stock regulations the broker-dealer is required to:

*  Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

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

All of 5,798,000 shares of our common stock held by affiliates are restricted securities under Rule 144 of the Securities Act of 1933. In general, persons holding restricted securities, including affiliates, must hold their shares for a period of at least six months, may not sell more than one percent of the total issued and outstanding shares in any 90-day period, and must resell the shares in an unsolicited brokerage transaction at the market price. These restrictions do not apply to release under Rule 144(k). The availability for sale of substantial amounts of common stock under Rule 144 could reduce prevailing market prices for our securities.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES.

Our principal office address is 7/F., Siu On Centre, 188 Lockhart Road, Wanchai, Hong Kong.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

A registrant that qualifies as a smaller reporting company is not required to provide the performance graph required in paragraph (e) of Item 201.

We have one class of securities, Common Voting Equity Shares ("Common Stock"). Our Common Stock is quoted on the Over The Counter Bulletin Board.

Issuer's Repurchase Of Equity Securities

None.

Holders

On September 30, 2015, the Company had 48 holders of record of our Common Stock.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and our subsidiary and our results of operations should be read together with the consolidated financial statements and related notes that are included later in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Risk Factors or in other parts of this Annual Report on Form 10-K.

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

Employees

As of September 30, 2015, we have 7 staff, including our director, in the Company. Subject to financing, in the next twelve months, we plan to hire additional staff and consultants in Hong Kong and China to undertake and implement the operating plan

Results of Operations

FOR THE YEAR ENDED JUNE 30, 2015 AND 2014

REVENUES

For the year ended June 30, 2015, the Company has recorded revenue of $57,692 and incurred $13,526 in costs of revenue. In the prior year the Company had recorded revenue of $30,449 and did not incur any costs of revenue since all the costs related to services which are set out in the general and administrative expenses.

OPERATING EXPENSES

For the years ended June 30, 2015 and 2014, the Company had earned a gross profit of $44,166 and $30,449 respectively and our total operating expenses were $220,108 and $155,212 respectively. Our net loss to our shareholders for the years ended June 30, 2015 and 2014 was $175,942 and $124,763 respectively.

Liquidity and Capital Resources

We do not have sufficient resources to accomplish our business plans. As of June 30, 2015, we had $9,281 in cash.

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

Going Concern Consideration

The Company had $57,692 revenue and incurred a net loss of $175,942 for the year ended June 30, 2015 and an accumulated net loss of $588,958 as at June 30, 2015. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in emerging markets and the competitive environment in which the Company operates. The Company is pursuing financing for its operations. Failure to secure such financing, to raise additional equity capital and to earn revenue may result in the Company depleting its available funds and not being able to pay its obligations. These consolidated financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are no such reportable events.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date (the "Evaluation Date") within ninety (90) days prior to the filing of our June 30, 2015 Form 10-K

Based upon that evaluation, our Management has concluded that, as of June 30, 2015, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic filings with the SEC.

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

Our management, with the participation of its CEO and President, assessed the effectiveness of our internal control over financial reporting as of June 30, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment under such criteria, management concluded that our internal controls over financial reporting were not effective as of June 30, 2015 due to control deficiencies that constituted material weaknesses. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the year ended June 30, 2015 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

On June 29, 2015, Dr. Herbert, Ying Chiu Lee tendered his resignation to resign from all his positions as Chief Executive Officer, President and Director in the Company, and Dr. Man Chung Chan also resigned from his position as member of the Board of Directors, Treasurer, Chief Financial Officer and Secretary of the Company on the same date.

The director and executive officer of the Company as at the date of this Annual Report is as follows:

Name	Age	Position
Lit Wai Sun	78	President, Chief Executive Officer, Treasurer, Chief Financial Officer, Secretary and Director

Mr. Sun has worked in the banking industry in Hong Kong for over 20 years in various capacities in the bank including commercial lending, administration and operations. In the most 5 years, Mr. Sun has been working mainly as a consultant to businesses in various industries including media and advertising.

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

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
----------------------	-------	---------	------------	---------	----------	-----------------	------------------	-----------------	--------------
Dr. Herbert, Ying Chiu Lee[1]	2015	-	-	-	-	-	-	-	-
	2014	-	-	-	-	-	-	-	-
Mr. Con Unerkov[2]	2015	-	-	-	-	-	-	-	-
	2014	-	-	-	-	-	-	-	-
Dr. Man Chung Chan[3]	2015	-	-	-	-	-	-	-	-
	2014	-	-	-	-	-	-	-	-
Mr. Lit Wai Sun[4]	2015	-	-	-	-	-	-	-	-
	2014	-	-	-	-	-	-	-	-

1. Dr. Herbert, Ying Chiu Lee was appointed as our CEO, President and Director of the Company on July 18, 2012. On June 29, 2015, Dr. Herbert, Ying Chiu Lee resigned from all his positions in the Company.

2. Mr. Con Unerkov was appointed as our Director on May 4, 2012, as our CFO on May 18, 2012 and as our Treasurer and Secretary on July 18, 2012. On April 22, 2014, Mr. Con Unerkov resigned from his position as member of the Board of Directors, and as the Chief Financial Officer, Treasurer and Secretary of the Company.

3. Dr. Man Chung Chan was appointed as Director and Chief Financial Officer, Treasurer and Secretary of the Company on April 22, 2014. On June 29, 2015, Dr. Man Chung Chan resigned from all his positions in the Company.

4. Mr. Lit Wai Sun was appointed as our President, CEO, Treasurer, CFO, Secretary and Director of the Company on June 29, 2015.

Outstanding Equity Awards

The following table sets forth certain information concerning stock option awards granted to our executive officers and our director.

OUTSTANDING EQUITY AWARDS AT JUNE 30, 2015
OPTION AWARDS						STOCK AWARDS

Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested (#)
Dr. Herbert, Ying Chiu Lee[1]	-	-	-	-	-	-	-	-	-
Mr. Con Unerkov[2]	-	-	-	-	-	-	-	-	-
Dr. Man Chung Chan[3]	-	-	-	-	-	-	-	-	-
Mr. Lit Wai Sun[4]	-	-	-	-	-	-	-	-	-

1. Dr. Herbert, Ying Chiu Lee was appointed as our CEO, President and Director of the Company on July 18, 2012. On June 29, 2015, Dr. Herbert, Ying Chiu Lee resigned from all his positions in the Company.

2. Mr. Con Unerkov was appointed as our Director on May 4, 2012, as our CFO on May 18, 2012 and as our Treasurer and Secretary on July 18, 2012. On April 22, 2014, Mr. Con Unerkov resigned from his position as member of the Board of Directors, and as the Chief Financial Officer, Treasurer and Secretary of the Company.

3. Dr. Man Chung Chan was appointed as Director and Chief Financial Officer, Treasurer and Secretary of the Company on April 22, 2014. On June 29, 2015, Dr. Man Chung Chan resigned from all his positions in the Company.

4. Mr. Lit Wai Sun was appointed as our President, CEO, Treasurer, CFO, Secretary and Director of the Company on June 29, 2015.

Since October 31, 2007, none of our director or executive officer has held unexercised options, stock that had not vested, or equity incentive plan awards.

Compensation of Director

Since our incorporation on October 31, 2007, no compensation has been paid to any of our director in consideration for his services rendered in their capacity as director.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dr. Herbert, Ying Chiu Lee[1]	-	-	-	-	-	-	-
Mr. Con Unerkov[2]	-	-	-	-	-	-	-
Dr. Man Chung Chan[3]	-	-	-	-	-	-	-
Mr. Lit Wai Sun[4]	-	-	-	-	-	-	-

1. Dr. Herbert, Ying Chiu Lee was appointed as our CEO, President and Director of the Company on July 18, 2012. On June 29, 2015, Dr. Herbert, Ying Chiu Lee resigned from all his positions in the Company.

2. Mr. Con Unerkov was appointed as our Director on May 4, 2012, as our CFO on May 18, 2012 and as our Treasurer and Secretary on July 18, 2012. On April 22, 2014, Mr. Con Unerkov resigned from his position as member of the Board of Directors, and as the Chief Financial Officer, Treasurer and Secretary of the Company.

3. Dr. Man Chung Chan was appointed as Director and Chief Financial Officer, Treasurer and Secretary of the Company on April 22, 2014. On June 29, 2015, Dr. Man Chung Chan resigned from all his positions in the Company.

4. Mr. Lit Wai Sun was appointed as our President, CEO, Treasurer, CFO, Secretary and Director of the Company on June 29, 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth the ownership, as of the date of this prospectus, of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock. There are not any pending or anticipated arrangements that may cause a change in control.

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

Name	Security	Total Shares Owned	Percentage
Masterco International Limited of OMC Chambers, Wickhams Cay 1, Road Town, Tortola, British Virgin Islands	Common	4,882,500	75.00%
CHEE Yok Chin of 11A, jalan Patin 2A/1, Desa Patin Ulu Yam Lama, 44300 Batang Kali Selangor, Malaysia	Common	915,500	14.06%

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 6,510,000 shares of common stock outstanding as of June 30, 2015.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the year ended June 30, 2015, the Company paid consulting service fees of $13,525 to a related entity controlled by the ex-President, Dr. Herbert, Ying Chiu Lee. There are no other related transactions during the period from July 1, 2014 to June 30, 2015.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

AUDIT FEES. The aggregate fees billed in each of the fiscal years ended June 30, 2015 and 2014 for professional services rendered by the principal accountant for the audit of our annual consolidated financial statements and review of the consolidated financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements as well as registration statement filings for those fiscal years were $8,500 and $8,500, respectively.

AUDIT-RELATED FEES. The aggregate fees billed for services reasonably related to the performance of the audit or review of the consolidated financial statements outside of those fees disclosed above under "Audit Fees" for fiscal years 2015 and 2014 was nil.

TAX FEES. For the fiscal years ended June 30, 2015 and 2014, our principal accountants did not render any services for tax compliance, tax advice, and tax planning work.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Index to Financial Statements and Financial Statement Schedules

Table of Contents

Report of Independent Registered Public Accounting Firm - MaloneBailey, LLP.

Consolidated Financial Statements:

Consolidated Balance Sheets as of June 30, 2015 and 2014

Consolidated Statements of Operations and Comprehensive Income for the years ended June 30, 2015 and 2014

Consolidated Statements of Stockholders' Deficit for the years ended June 30, 2015 and 2014.

Consolidated Statements of Cash Flows for the years ended June 30, 2015 and 2014

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

/s/ Lit Wai Sun
---------------------------------------
Lit Wai Sun
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Lit Wai Sun	November 3, 2015
--------------------------------------------
Lit Wai Sun
Its:	Chief Executive Officer, President, Chief Financial Officer and Secretary

Oakridge International Corporation and Subsidiary
Consolidated Financial Statements
For the Years Ended June 30, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Oakridge International Corporation

Adelaide, Australia

We have audited the accompanying consolidated balance sheets of Oakridge International Corporation and its subsidiary (collectively, the “Company”) as of June 30, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, stockholders’ deficit, and cash flows for each of the years ended June 30, 2015 and 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oakridge International Corporation and its subsidiary as of June 30, 2015 and 2014 and the results of their operations and their cash flows for each of the years ended June 30, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a working capital deficit and has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

November 3, 2015

OAKRIDGE INTERNATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2015	2014

ASSETS
Current assets:
Cash and cash equivalents	$ 9,281	$ 51,831
Deposit and prepayment	26	-

Total assets	$ 9,307	$ 51,831

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accrued expenses and other payables	$ 5,693	$ 3,182
Amounts due to related parties	555,174	424,344

Total current liabilities	560,867	427,526

Stockholders' deficit:
Common stock, $0.001 par value, 75,000,000 shares authorized; 6,510,000 shares issued and outstanding	6,510	6,510
Additional paid-in capital	30,590	30,590
Accumulated deficit	(588,958)	(413,016)
Accumulated other comprehensive income	298	221

Total stockholders' deficit	(551,560)	(375,695)

Total liabilities and stockholders' deficit	$ 9,307	$ 51,831

See accompanying notes to the consolidated financial statements.

OAKRIDGE INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended
	June 30

	2015	2014

Net revenues	$ 57,692	$ 30,449

Cost of revenues	13,526	-

Gross profit	44,166	30,449

General and administrative expenses	220,108	155,212

Loss from operations	(175,942)	(124,763)

Other income (expenses)	-	-

Net loss	(175,942)	(124,763)

Other comprehensive income
Foreign currency translation gain	77	221

Comprehensive loss	$ (175,865)	$ (124,542)

Weighted average number of shares outstanding - basic and diluted	6,510,000	6,510,000

Net loss per share - basic and diluted	$ (0.03)	$ (0.02)

See accompanying notes to the consolidated financial statements.

OAKRIDGE INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
YEARS ENDED JUNE 30, 2015 AND 2014

					Accumulated	Total
			Additional		Other	Stockholders'
	Common stock		Paid-in	Accumulated	Comprehensive	Equity
	Shares	Amount	Capital	Deficit	Income	(Deficit)

Balances at July 1, 2013	6,510,000	$ 6,510	$ 30,590	$ (288,253)	$ -	$ (251,153)

Foreign currency translation adjustment	-	-	-	-	221	221

Net loss for the year	-	-	-	(124,763)	-	(124,763)

Balances at June 30, 2014	6,510,000	6,510	30,590	(413,016)	221	(375,695)

Foreign currency translation adjustment	-	-	-	-	77	77

Net loss for the year	-	-	-	(175,942)	-	(175,942)

Balances at June 30, 2015	6,510,000	$ 6,510	$ 30,590	$ (588,958)	$ 298	$ (551,560)

See accompanying notes to the consolidated financial statements.

OAKRIDGE INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	June 30
	2015	2014

Cash Flows from Operating Activities:
Net loss	$ (175,942)	$ (124,763)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Deposit and prepayment	(26)	-
Accrued expenses and other payables	2,511	(1,469)
Amounts due to related parties	-	47,370

Net cash used in operating activities	(173,457)	(78,862)

Cash Flows from Financing Activities:
Advances from related parties	130,830	119,780

Net cash provided by financing activities	130,830	119,780

Effect of exchange rate changes on cash and cash equivalents	77	-

Net (decrease) / increase in cash	(42,550)	40,918
Cash - beginning of year	51,831	10,913
Cash - end of year	$ 9,281	$ 51,831

Supplemental Disclosures of Cash Flow Information:
Interest paid	$ -	$ -
Income taxes paid	-	-

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

The Company has experienced net losses of $175,942 and $124,763 for the years ended June 30, 2015 and 2014, respectively, and as at June 30, 2015 and June 30, 2014, the Company has stockholders’ deficit totaling $588,958 and $413,016, respectively; and its current liabilities for the relevant fiscal year ended 2015 and 2014 exceed its current assets by $551,560 and $375,695, respectively. These factors noted above raise substantial doubt regarding the Company's ability to continue as a going concern.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company's fiscal year end is June 30.

Use of Estimates
The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements for the years ended June 30, 2015 and 2014 include the financial statements of the Company and its wholly owned subsidiary Oakridge (Hong Kong) Corporation Limited. The results of subsidiary acquired or sold during the period are consolidated from their effective dates of acquisition or through their effective dates of disposition, respectively.

All significant inter-company transactions and balances have been eliminated in consolidation.

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260 "Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

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

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, deposit, accrued expenses and other payables, and amounts due to related parties, approximate their fair values because of the short maturity of these instruments.

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

The Company follow FASB ASC 740 which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. Under FASB ASC 740, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxation authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FASB ASC 740 also provides guidance on recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At June 30, 2015 and 2014, the Company did not have a liability for unrecognized tax benefits.

Foreign Currency Translation

The Company's functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with ASC 830 "Foreign Currency Translation" using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Hong Kong dollars. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Revenue Recognition

The Company recognizes its revenue in accordance with ASC 605 “Revenue Recognition”.

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

4. RELATED PARTY TRANSACTIONS

As of June 30, 2015 and 2014, there was $Nil and $22,008, respectively due to the ex-President, Dr. Herbert, Ying Chiu Lee, and this amount is unsecured, non-interest bearing, and due on demand.

As of June 30, 2015 and 2014, there was $555,174 and $402,336, respectively, due to a related entity controlled by the ex-President, Dr. Herbert, Ying Chiu Lee, and this amount is unsecured, non-interest bearing, and due on demand.

During the year ended June 30, 2015, the Company paid consulting service fees of $13,525 to a related entity controlled by the ex-President, Dr. Herbert, Ying Chiu Lee.

5. STOCKHOLDERS’ EQUITY

As of June 30, 2015, the Company has 75,000,000 shares authorized and 6,510,000 shares issued and outstanding.

6. INCOME TAXES

No provision was made for income tax for the years ended June 30, 2015 and 2014 as the Company and its subsidiary had operating losses. For the year ended June 30, 2015, the Company and its subsidiary incurred net operating losses for tax purposes of approximately $175,942 (2014: $124,763). The total net operating loss carry-forward of the Company and its subsidiary was $588,958 (2014: $413,016) as of June 30, 2015. The net operating loss carry-forward of the Company may be used to reduce taxable income through the year 2026. The availability of the Company's net operating loss carry-forwards is subject to limitation if there is a 50% or more change in the ownership of the Company's stock.

There was no significant difference between reportable income tax and statutory income tax. The gross deferred tax asset balance as of June 30, 2015 was approximately $160,000 (2014: $126,000). A 100% valuation allowance has been established against the deferred tax asset, as the utilization of the loss carry-forwards cannot reasonably be assured.

As reconciliation between the income taxes computed at the United States and Hong Kong statutory rate and the Group's provision for income taxes is as follows:

	June 30, 2015	June 30, 2014

United States federal income tax rate	35%	35%
Valuation allowance - US federal income tax	35%	35%

Provision for income tax	-	-

Hong Kong statutory rate for profits tax	16.5%	16.5%
Valuation allowance - Hong Kong Profits	16.5%	16.5%

Provision for income tax	-	-

7. SUBSEQUENT EVENTS

There were certain share transfer transactions between the shareholders of the Company subsequent to the year end, and as a result Masterco International Limited owning 4,882,500 shares as at date of this report has become the majority and controlling shareholder of the Company.