Form 10-K/A
period 2015-06-30
OAKRIDGE INTERNATIONAL CORP
filed 2015-11-09
CIK 1439724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10 – K / Amendment No. 1

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

Explanatory Note

EXPLANATORY NOTE The Amendment No, 1 to Oakridge International Corporation's (the "Company", "Oako") annual report on Form 10-K/A for the year ended June 30, 2015 is being made principally as result of the Company's recent review of shareholder information. This Form 10-K/A amends Part III, Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters. No other information included in the original Form 10K is amended hereby.

For convenience and ease of reference, the Company is filing the annual Report in its entirety with applicable changes. Unless otherwise stated, all information contained in this amendment is as of November 3, 2015, the filing date of the original Annual Report. Except as stated herein, this Form 10-K/A does not reflect events or transactions occurring after such filing date or modify or update those disclosure in the Annual Report that may have affected by events or transactions occurring subsequent to such filing date. No information in the Annual Report other than as set forth above is amended hereby.

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

Name	Security	Total Shares Owned	Percentage
Lit Wai Sun of 7/F., Siu On Centre, 188 Lockhart Road, Wanchai, Hong Kong	Common	-	-
All Executive Officers and Directors as a group (1 person)	Common	-	-
Masterco International Limited of OMC Chambers, Wickhams Cay 1, Road Town, Tortola, British Virgin Islands	Common	4,882,500	75.00%
CHEE Yok Chin of 11A, jalan Patin 2A/1, Desa Patin Ulu Yam Lama, 44300 Batang Kali Selangor, Malaysia	Common	775,500	11.91%

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

By:	/s/ Lit Wai Sun	November 9, 2015
--------------------------------------------
Lit Wai Sun
Its:	Chief Executive Officer, President, Chief Financial Officer and Secretary

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